Form 10-Q
period 2009-07-31
Avalon Holding Group, Inc.
filed 2009-09-21
CIK 1453684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-157618

AVALON HOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3608086
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
6536 102nd Place NE, Kirland, WA 98033 USA
(Address of principal executive offices)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                                                                                                                Accelerated filer  [  ]

Non-accelerated filer  [  ] (Do not check if a smaller reporting company)                                                                                                                                     Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

SEC 1296 (02-08)                                Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of September 15, 2009: 5,055,000

Avalon Holding Group, Inc.

INDEX TO THE FORM 10-Q

For the quarterly period ended July 31, 2009

AVALON HOLDING GROUP, INC
(A Development Stage Company)
FINANCIAL STATEMENTS
JULY 31, 2009

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS
NOTES TO THE FINANCIAL STATEMENTS

AVALON HOLDING GROUP, INC (A Development Stage Company) Balance Sheet

Assets
		July 31,	January 31,
		2009	2009
		(Unaudited)	(Audited)
Current Assets
Cash		$7,209	$19,043
Total Current Assets		7,209	19,043

Other Assets
	Vending Equipment	8,935	9,900
	Total Other Assets	8,935	9,900

Total Assets		$16,144	$28,943
Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director		$1,460	$1,460
Total Long Term Liabilities		$1,460	$1,460

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
5,055,000 shares issued and outstanding		5,055	5,055

Additional paid-in-capital		23,445	23,445
Deficit accumulated during the development stage		(13,816)	(1,017)
Total stockholders’ equity (deficit)		14,684	27,483
Total liabilities and stockholders’ equity (deficit)		$16,144	$28,943

The accompanying notes are an integral part of these financial statements.
AVALON HOLDING GROUP, INC (A Development Stage Company) Statements of Operations
(Unaudited)

	Three Months Ended July 31, 2009	Six Months Ended July 31, 2009	From Inception on July 28, 2008 to July 31, 2009

Revenues
Revenue	$446	$446	$446
Total Revenue	446	446	446

Expenses
General and Administrative Expenses	5,174	12,280	13,297
Depreciation Expense	470	965	965
Total Expenses	(5,644)	(13,245)	(14,262)
Provision for Income Taxes		0	0
Net (loss)	$(5,198)	$(12,799)	$(13,816)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	5,055,000	5,055,000

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC (A Development Stage Company) Statement of Stockholders’ Equity From Inception on July 28, 2008 to July 31, 2009 (Unaudited)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total

Balance at inception on July 28, 2008
November 3, 2008
Common shares issued for cash at $0.001	3,000,000	$ 3,000	$ -	$ -	$ 3,000
November 20, 2008
Common shares issued for cash at $0.005	1,200,000	1,200	4,800	-	6,000
January 12, 2009
Common shares issued for cash at $0.02	775,000	775	14,725		15,500
January 27,2009
Common shares issued for cash at $0.05	80,000	80	3,920		4,000
Net (loss)				(1,017)	(1,017)
Balance as of January 31, 2009	5,055,000	5,055	23,445	(1,017)	27,483
Net (loss)		-	-	(12,799)	(12,799)
Balance as of July 31, 2009	5,055,000	$ 5,055	$23,445	$ (13,816)	$ 14,684

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC (A Development Stage Company) Statements of Cash Flows
(Unaudited)

		Six Months Ended July 31, 2009	From Inception on July 28, 2008 to July 31, 2009

Operating Activities
Net (loss)		$(12,799)	$(13,816)
Depreciation Expense		965	965
Net cash (used) for operating activities		(11,834)	(12,851)

Investing Activities
Purchase of Vending Equipment		-	(9,000)
Net Cash provided by (used in) Investing Activities		-	(9,900)

Financing Activities
Loans from Director		-	1,460
Sale of common stock		-	28,500
Net cash provided by financing activities		-	29,960

Net increase (decrease) in cash and equivalents		(11,834)	7,209

Cash and equivalents at beginning of the period		19,043	-
Cash and equivalents at end of the period		$7,209	$7,209

Supplemental cash flow information:

Cash paid for:
Interest		$-	$-
Taxes		$-	$-

Non-Cash Activities	$		$

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC

(A Development Stage Company)
Notes To The Financial Statements
July 31, 2009 (Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and intends to commence operations in the entertainment and amusement industry by placing and operating of amusement gaming machines in public venues with high traffic flow in Russia. For the period from inception on July 28, 2008 through July 31, 2009 the Company has generated $446 in revenues and has accumulated losses of $13,816.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $13,816 as of July 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

AVALON HOLDING GROUP, INC

(A Development Stage Company)
Notes To The Financial Statements
July 31, 2009 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4. INCOME TAXES

 As of July 31, 2009, the Company had net operating loss carry forwards of approximately $13,816 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

On July 28, 2008 related party had loaned the Company $460.15; on January 9, 2009, related party had loaned the Company $1,000. The loans are non-interest bearing, due upon demand and unsecured.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

AVALON HOLDING GROUP, INC. was incorporated under the laws of the State of Nevada on July 28, 2008.  Our registration statement has been filed with the Securities and Exchange Commission on March 02, 2009 and has been declared effective on March 11, 2009.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or " Avalon," refers to Avalon Holding Group, Inc.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. Since the date of incorporation, we intended to commence operations in the entertainment and amusement industry. In 2008, we were involved in placing and operating of coin operated amusement machines in public venues with high traffic flow in Russia. We focused on four strength testing machines, "Arm Wrestling Game”, "Hammer Game”, "Kicking  Game” and “Punching Game” and placing them in places such as nightclubs, bars, pubs, cinemas and amusement complexes.

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

Three Month and Six Month Periods Ended July 31, 2009

We were incorporated on July 28, 2008 and therefore do not have any periods from the prior fiscal year to which compare the results of our operations for the period ended July 31, 2009. Our net loss for the three-month period ended July 31, 2009 was ($5,198). During the three-month period ended July 31, 2009, we did generate $446 in total revenue and incurred general and administrative expenses of $5,644. General and administrative expenses incurred during the three-month period ended July 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. During the three-month period ended July 31, 2009, we incurred depreciation expense of $470.

Our net loss for the six-month period ended July 31, 2009 was ($12,799). During such six-month period, we generated $446 in total revenue and incurred general and administrative expenses of $12,280. General and administrative expenses incurred during the six-month period ended July 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. During the six-month period ended July 31, 2009, we incurred depreciation expense of $965.

The weighted average number of shares outstanding was 5,055,000 for the three-month period and the six-month period ended July 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Six-Month Period Ended July 31, 2009

As at the three-month period ended July 31, 2009, our current assets consisted of $7,209 in cash and other assets were $9,405, which consisted of vending equipment. Our total liabilities were $1,460, which resulted in a working capital surplus of $5,849.

Stockholders’ equity decreased from $27,483 as of the fiscal year ended January 31, 2009 to $14,684 as of the period ended July 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended July 31, 2009, net cash flows used in operating activities was ($11,834) consisting primarily of a net loss of ($12,799) and depreciation expense $965. Net cash flows used in operating activities was ($12,851) for the period from inception (July 28, 2008) to July 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended July 31, 2009, we did not generate net cash flows from financing activities. For the period from inception (July 28, 2008) to July 31, 2009, net cash provided by financing activities was $29,960 received from proceeds from issuance of common stock  and loan from director.

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

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment. During the period from inception (July 28, 2008) to April 30, 2009, one of our Tamara Gileva, loaned us $1,460. The loan is non-interest bearing and payable upon demand.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.                      CONTROLS AND PROCEDURES

See Item 4T.

ITEM 4T.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
None.

ITEM 1A.RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.OTHER INFORMATION
None.

ITEM  6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit
Number                 Description

31.1                           Section 302 Certification – Chief Executive Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of September, 2009.

AVALON HOLDING GROUP, INC.

Date: September 21st, 2009                 By: /s/ Philip Jennings
Name: Philip Jennings
Title: President (principal executive officer)
Treasurer (principal financial officer and principal accounting officer)