Form 10-Q
period 2009-10-31
Avalon Holding Group, Inc.
filed 2009-12-15
CIK 1453684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of December 15, 2009: 5,055,000

Avolon Holding Group, Inc.

INDEX TO THE FORM 10-Q

For the quarterly period ended October 31, 2009

AVALON HOLDING GROUP, INC
(A Development Stage Company)
FINANCIAL STATEMENTS
OCTOBER 31, 2009

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

AVALON HOLDING GROUP, INC (A Development Stage Company) Balance Sheet

Assets
	October 31,	January 31,
	2009	2009
	(Unudited)	(Audited)
Current Assets
Cash	$-	$19,043
Total Current Assets	-	19,043

Other Assets
Vending equipment	-	9,900
Total Other Assets	-	9,900

Total Assets	$-	$28,943

Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from director (Note 5)	$4,068	$1,460
Total Long Term Liabilities	$4,068	$1,460

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
5,055,000 shares issued and outstanding (Note 3)	5,055	5,055

Additional paid-in-capital (Note 3)	23,445	23,445
Deficit accumulated during the development stage	(32,568)	(1,017)
Total Stockholders’ Equity (deficit)	) (4,068)	27,483
Total Liabilities and Stockholders’ Equity	$	$28,943
The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
Statements of Operations

					From Inception
	Three Months	Three Months	Nine Months	Period from July 28, 2008	on July 28, 2008
	Ended	Ended	Ended	to	to
	October 31,	October 31,	October 31,	October 31,	October 31
	2009	2008	2009	2008	2009

Revenue
Revenue	$-	$-	$446	$-	$446
Total revenue	-		446	-	446

Expenses
General and administrative expenses (Note 5)	9,817	1,017	22,097	1,017	23,114
Depreciation expense	-		965	-	965
Total expenses	(9,817)	(1,017)	(23,062)	(1,017)	(24,079)

Loss before other items and taxes	(9,817)	(1,017)	(22,616)	(1,017)	(23,633)

Loss on disposal of equipment	(8,935)	-	(8,935)	-	(8,935)
Provision for income taxes	-	-	-	-	-
Net loss	$(18,752)	$(1,017)	$(31,551)	$(1,017)	$(32,568)

Loss per common share – basic and diluted	$-	$-	$-	$-	$-

Weighted average number of common shares outstanding	5,055,000	-	5,055,000	-	-

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC (A Development Stage Company) Statement of Stockholders’ Equity From Inception on July 28, 2008 to October 31, 2009
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total

Balance at inception on July 28, 2008
November 3, 2008
Common shares issued for cash at $0.001	3,000,000	$ 3,000	$ -	$ -	$ 3,000
November 20, 2008
Common shares issued for cash at $0.005	1,200,000	1,200	4,800	-	6,000
January 12, 2009
Common shares issued for cash at $0.02	775,000	775	14,725	-	15,500
January 27,2009
Common shares issued for cash at $0.05	80,000	80	3,920		4,000
Net loss				(1,017)	(1,017)
Balance as of January 31, 2009	5,055,000	5,055	23,445	(1,017)	27,483
Net loss		-	-	(31,551)	(31,551)
Balance as of October 31, 2009	5,055,000	$ 5,055	$23,445	$ (32,568)	$ (4,068)

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC (A Development Stage Company) Statements of Cash Flows

	Nine Month Period Ended October 31, 2009	Period from July 28, 2008 to October 31, 2008	From Inception on July 28, 2008 to October 31, 2009

Operating Activities
Net loss	$ (31,551)	$(1,017)	$(32,568)
Depreciation expense	965	-	965
Loss on disposal of equipment	8,935	-	8,935
Net cash used for operating activities	(21,651)	(1,017)	(22,668)

Investing Activities
Purchase of vending equipment		-	(9,900)
Net cash provided used in investing activities		-	(9,900)

Financing Activities
Loans from director (Note 5)	2,608	1,017	4,068
Issuance of common stock (Note 3)	-	-	28,500
Net cash provided by financing activities	2,608	1,017	32,568

Net increase (decrease) in cash and equivalents	(19,043)	-	-

Cash and equivalents at beginning of the period	19,043	-	-
Cash and equivalents at end of the period	$ -	$ -	$-

Supplemental cash flow information:

Cash paid for:
Interest	$ -	$ -	$-
Taxes	$ -	-	$-

Non-Cash Activities	$ -	-	$-

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC

(A Development Stage Company)

Notes To The Financial Statements

October 31, 2009
(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and intends to commence operations in the entertainment and amusement industry by placing and operating of amusement gaming machines in public venues with high traffic flow in Russia. For the period from inception on July 28, 2008 through October 31, 2009 the Company has generated $446 in revenues and has accumulated losses of $31,551.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $32,568 as of October 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

 f) Financial Instruments
The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

AVALON HOLDING GROUP, INC
(A Development Stage Company)

Notes To The Financial Statements

October 31, 2009
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g) Income Taxes
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

 h) Basic and Diluted Net Loss per Share
The Company computes net loss per share in accordance with SFAS No. 128,"Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.
Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their   effect is anti-dilutive.

i) Fiscal Periods
The Company's fiscal year end is January 31.

j) Recent Accounting Pronouncements
 None of the recent accounting pronouncements by the Financial Accounting Standards Board are applicable to the Company’s operations.

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

4. INCOME TAXES

 As of October 31, 2009, the Company had net operating loss carry forwards of approximately $32,568 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

AVALON HOLDING GROUP, INC
(A Development Stage Company)

Notes To The Financial Statements

October 31, 2009
(Unaudited)

5. RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

a)
Paid consulting fees $5,739 (2008 - $nil) for business development services to a former officer and director of the Company, who also owned approximately 51% of our total issued and outstanding shares of common stock.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties and, in certain cases, are covered by signed agreements.  These transactions were in the normal course of operations and were measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

b)	Loans from a director, as of October 31, 2009 were $4,068 (January 31, 2009 - $1,460). The amounts due are non-interest bearing, unsecured and are due upon demand.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

AVALON HOLDING GROUP, INC. was incorporated under the laws of the State of Nevada on July 28, 2008.  Our registration statement on Form S-1 was filed with the Securities and Exchange Commission on March 02, 2009 and has been declared effective on March 11, 2009.

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

Three Month Period Ended October 31, 2009

Our net loss for the three-month period ended October 31, 2009 was ($18,752), compared to a loss of only $1,017 during the same period from the prior fiscal year. During the three-month period ended October 31, 2009, we did not generate any total revenue and incurred general and administrative expenses of $9,817. General and administrative expenses incurred during the three-month period ended October 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in our general and administratiave expenses for the three-month period ended October 31, 2009, compared to the same period from the prior fiscal year was due to increased legal and accounting expenses related to the preparation and filng of our registration staement. During the three-month period ended October 31, 2009, we did not incur a depreciation expense. We also incurred a loss of $8,935 on the disposal of equipment during this current quarter.

The weighted average number of shares outstanding was 5,055,000 for the three-month period ended October 31, 2009.

Nine Month Period Ended October 31, 2009
We were incorporated on July 28, 2008 and therefore do not have a comparative nine-month period from the prior fiscal year to which compare the results of our operations for the period ended October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended October 31, 2009

As at October 31, 2009, we had no assets, compared to assets as at October 31, 2008, which consisted of $19,043 in cash and other assets were $9,990, which consisted of vending equipment. As at October 31, 2009, our total liabilities were $4,068, which resulted in a working capital deficit of $4,068, compared to total liabilities of $1,460 and a working capital surplus of $17,583 as at October 31, 2008. The decrease in our working capital was due the loss incurred during the last nine months, which depleted our cash and increased our liabilities.

Stockholders’ equity decreased from $27,483 as of the fiscal year ended January 31, 2009 to a deficit of $(4,068) as of the period ended October 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended October 31, 2009, net cash flows used in operating activities was ($12,799) consisting primarily of a net loss of ($11,834) and depreciation expense ($965). Net cash flows used in operating activities was ($13,816) for the period from inception (July 28, 2008) to October 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended October 31, 2009, we did not generate net cash flows from investing activities. For the period from inception (July 28, 2008) to October 31, 2009, net cash provided by financing activities was $32,568 received from proceeds from issuance of common stock  and loan from director. Of such amount, $2,608 was received during the nine-month period ended October 31, 2009. During such period, the amount of net cash used for operating activities was $21,651.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of December, 2009.

AVALON HOLDING GROUP, INC.

By:  /s/ Phillip Jenings
Name: Phillip Jennings
Title: President (principal executive officer)
Treasurer (principal financial officer and principal accounting officer)