Form 10-K
period 2010-01-31
Avalon Holding Group, Inc.
filed 2010-05-06
CIK 1453684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]                         ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010

OR

[  ]                      TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number 333-119566

AVALON HOLDING GROUP INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-3608086
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

6536 102nd Place NE, Kirland, WA 98033 USA
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:                                                                                      206-947-5639

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act [    ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes [    ] No [  x ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                                                Accelerated filer [   ]

Non-accelerated filer [   ]                                                                Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [X] No [   ]

Net revenues for our most recent fiscal year: $446.00

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on the average bid and asked price of such common equity, as of July 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter: $ 0.00.

Number of common voting shares issued and outstanding as of April 30, 2010:                                                                                                                                5,055,000 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes                                                                                                                                ____X______No

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

We were incorporated on July 28, 2008 under the laws of the state of Nevada.  Our principal offices were located at 3/2 Yahtennaya Street, Suite 158, St. Petersburg, Russia 197374.  In  September 2009, we relocated our principal offices to 6536 102nd Place NE, Kirland, WA 98033 USA. Our telephone number is 206-947-5639. Our fiscal year end is January 31.

During our first year of operations, we intended to commence operations in the entertainment and amusement industry. We purchased coin operated amusement machines for the purpose of placing and operating them in public venues with high traffic flow in Russia. We were initially focused on four amusement games, "Arm Wrestling Game”, "Hammer Game”, "Kicking Game” and “Punching Game” and place them in places such as nightclubs, bars, pubs, cinemas and amusement complexes. Strength testing amusement games have been around for many years, and prior management believed that if placed in high traffic location can be high revenue producers.

Since our inception, we have purchased three such machines from our supplier, “Punchline Europe”. Our business strategy was to continue acquiring and placing additional amusement machines in as many places in different cities of Russia as possible.

We do not believe that we will be able to generate significant revenues from sales during the next twelve months in the area of coin operated amusement machines. At this time in the financial markets there has been a major reduction in investor and lender willingness to provide capital to new businesses throughout the world. Our efforts to seek additional funding this year have encountered high levels of resistance to its inquiries for new sources of cash flows. During the period ended October 31, 2010, due to the high cost of maintaining the operations of the company in Russia, we took a loss for the historical value of our vending machines and wrote them off on our balance sheet. We have abandoned the machines and are looking for new business ventures to be engaged in. Currently, we do not have any operations or assets.

Employees

We have no employees at the present time.  Our officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees until our business has been successfully launched and we have sufficient, reliable revenue flow from our operations.  Our sole executive officer and director will undertake the work and tasks necessary to bring our business to the point of having positive cash flow by earning revenues. We do not expect to hire any employees within the next twelve (12) months.

Risk Related to our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects.  The risks and uncertainties described below are not the only ones we face.  Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

We Have a Limited Operating History.

We have a limited operating history.  Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  No assurance can be given that we may be able to operate on a profitable basis.

We may Require Significant Additional Financing before we can Commence Operations and There is No Assurance that such Funds will be Available.

Our ability to enter into a new area of business operations is dependent upon our ability to raise significant additional financing.  There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

Inability Of Our Sole Executive Officer And Director To Devote Sufficient Time To The Operation Of Our Business May Limit Our Success.

Presently, our sole executive officer and director allocates only a portion of his time to our business. Should our business develop faster than anticipated, our officer may not be able to devote sufficient time to the operation of our business to ensure that it continues as a going concern.  Even if our management’s lack of sufficient time is not fatal to our existence, it may result in our limited growth and success.

Unproven Profitably Due to Lack of Operating History Makes an Investment in Us an Investment in an Unproven Venture.

We were formed on July 28, 2008.  Since our date of inception, we have not had significant revenues or operations and we have few assets.  If we cannot obtain new assets and a business objective and then successfully implement our business strategies, we may not be able to generate sufficient revenues to operate profitably.  Insufficient revenues would result in termination of our operations, as we cannot fund unprofitable operations unless additional equity or debt financing is obtained.

Our Independent Auditors’ Report States that there is a Substantial Doubt that we will be able to Continue as a Going Concern.

Our independent auditors, Madsen & Associates, Certified Public Accountants, state in their audit report, that since we have minimal business operations to date and losses to date of approximately $39,341, there is a substantial doubt that we will be able to continue as a going concern.

ITEM 2.                      DESCRIPTION OF PROPERTIES.

We do not own or rent facilities of any kind.  At present we are operating from our principal office that is located within the offices of our President, who provides this space free of charge.  We will continue to use this space for our executive offices for the foreseeable future.

We do not have any manufacturing plants and have minimal equipment for the operation of our business.

We do not have any investments or interests in any real estate.

ITEM 3.                      LEGAL PROCEEDINGS.

We are not currently party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held our annual shareholders’ meeting or submitted any matters to a vote of shareholders during the fiscal year to which this Annual Report pertains.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our shares of common stock, par value $0.001 per share, were quoted on the OTC Bulletin Board under the symbol “AVLH” from May 22, 2009, through March 25, 2010. Since then, our stock has been quoted on the PinkSheets.com under the same ticker symbol.

Fiscal Year Ended January 31, 2010

Quarter Ended	April 30, 2009*	July 31, 2009*	October 31, 2009	January 31, 2010
High	N/A	$0.00	$0.00	$0.00
Low	N/A	$0.00	$0.00	$0.00

* On May 22, 2009, we obtained regulatory approval to post our common shares for trading on the OTC.BB.

(b)  Holders

As of April 30, 2010, there were 32 holders of record of our common stock.

(c)  Dividend Policy

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

(d)  Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES

We have not sold any unregistered securities during the period covered by this annual report.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

Not applicable.

DESCRIPTION OF SECURITIES

Common Stock

On                                 , our Board of Directors authorized a                                                                           -for-1 stock dividend for our shareholders of our $0.001 par value common stock.  As a result of the split, 171,600,000 additional shares were authorized for issuance. We are waiting for FINRA to process this stock dividend in the market, upon which we will issue the additional  shares and our capital and additional paid-in capital will be adjusted according.

Each record holder of common stock is entitled to one vote for each share held in all matters properly submitted to the stockholders for their vote.  Cumulative voting for the election of directors is not permitted by the By-Laws of Avalon.

Holders of outstanding shares of common stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of Avalon, holders are entitled to receive, ratably, the net assets of Avalon available to stockholders. Holders of outstanding shares of common stock have no preemptive, conversion or redemptive rights.  To the extent that additional shares of Avalon’s common stock are issued, the relative interest of the existing stockholders may be diluted.

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6.                      MANAGEMENT’S PLAN OF OPERATION.

We have generated only $                                           446 in revenues from the operation of our gaming machines from inception prior to abandonment of such operations on September 2, 2009.  The following should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K; our 10-Q filed June 12, 2009, our 10-Q filed September 21, 2009 and our 10-Q filed December 15, 2009.

Our survival is dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the acquisition and/or implementation of profitable operations.  There can be no assurances that we will be successful, which would in turn significantly affect our ability to survive as a going concern. If not, we will be required to dissolve.  We will continue to seek means of financing in order to acquire an ongoing business or assets or to implement a new business strategy.

We do not anticipate making any major purchases of capital assets, or conducting any research and development in the next twelve (12) months.  Other than our current sole executive officer, we have no employees at the present time.  We do not expect to hire any employees within the next twelve (12) months.

We currently do not any have cash. However, our current officers and directors have personally committed to provide up to an aggregate amount of $20,000 in funds to meet our operational needs. We believe that with this commitment we have sufficient cash resources to satisfy our needs through the middle of April 2011.  Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to acquire new business and generate revenue from such new business in sufficient quantity and on a profitable basis.  To the extent that we require additional funds, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

The recent and continuing downturn in the U.S. economy has had an effect on our ability to generate revenues and to attract long-term financing for our operations. The downturn in the U.S. economy has also made it more difficult to find investors that either have capital to invest or are willing to put capital at risk by investing in our company. We anticipate that both effects of the current economic rescission will continue to hinder our abilities to become a profitable company and to grow our operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

At January 31, 2010, we had a working capital deficit of ($10,841), compared to working capital of $17,583 at January 31, 2009.  At January 31, 2010, we had no assets, compared to assets, as of January 31, 2009, consisting of cash of $19,043 and vending equipment of $9,900.

At January 31, 2010, our total current liabilities increased to $10,841 from $1,460 as at January 31, 2009.

We recognized $446 in revenue from the operation of gaming machines for the year ended January 31, 2010.  Cost of goods sold for the year ended January 31, 2010 were zero, resulting in a gross profit of $446.  This compares with revenues from the operation of gaming machines of zero during the year ended January 31, 2009.  The cost of goods sold for the year ended January 31, 2009 was zero.

We have recognized $446 in revenue from inception.

Result of Operations

For the year ended January 31, 2010, operating expenses were $29,835, compared to $1,017 for the year end January 31, 2009.  The increase of $28,818 was due to an increase in our general and administrative expenses over the prior period.

We recognized a loss on disposal of equipment of ($8,935) for the year ended January 31, 2010 compared with no loss or gain on the disposal of equipment from the prior year.

We posted a net loss of $(38,324) for the year ended January 31, 2010, compared to a net loss of $(1,017)for the year ended January 31, 2009.  From inception to January 31, 2010 we have incurred a net loss of $(39,341).

As of the date of this report, our net cash balance is approximately nil. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Our sole executive officer has committed to provide up to $20,000 to meet our operational needs. We believe that such commitment is sufficient to carry our normal operations for the next twelve (12) months.  To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing, if require, will be available to us or, if available to us, on acceptable terms.

Off Balance Sheet Arrangements.

None.

ITEM 7.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-14 of this Form 10-K, and include (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Equity; and (4) Notes to Financial Statements.

AVALON HOLDING GROUP INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JANUARY 31, 2010

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Cash Flows	F-5

Statement of Stockholders’ Equity (Deficit)	F-6

Notes to Financial Statements	F-7 to F-11

MADSEN & ASSOCIATES, CPA’s Inc.                                       684 East Vine St, Suite 3
Certified Public Accountants and Business Consultants                                   Murray, Utah 84107
                                                                                                                 Telephone 801 268-2632
                                                                                                             Fax 801-262-3978

Board of Directors
Avalon  Holding  Group, Inc.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying   balance sheets  of  Avalon  Holding  Group, Inc.  at January 31, 2010 and 2009 and the  statements of operations,  stockholders' equity, and cash flows for the year ended   January 31,  2010 and the period July 28, 2008 to January 31, 2009 and the period July 28, 2008 (date of inception) to January 31, 2010. These financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to  nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit  includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all  financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of  Avalon  Holding  Group, Inc.   at  January 31, 2010 and 2009 and the  statements of operations and  stockholders' equity for the year ended   January 31,  2010 and the period July 28, 2008 to January 31, 2009 and the period July 28, 2008 (date of inception) to January 31, 2010  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company   will need additional  working capital  for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
May  4, 2010                                            /s/ Madsen & Associates, CPA’s Inc.

AVALON HOLDING GROUP, INC (A Development Stage Company) Balance Sheets

Assets
	January 31,		January 31,
	2010		2009
Current Assets
Cash	$-		$19,043
Total Current Assets	-		19,043

Other Assets
Vending equipment	-		9,900
Total Other Assets	-		9,900

Total Assets	$-		$28,943

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payable	$3,991		$-
Loan from director (Note 6)	6,850		1,460
Total Liabilities	$10,841		$1,460

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
5,055,000 shares issued and outstanding (Note 4)	5,055		5,055

Additional paid-in-capital (Note 4)	23,445		23,445
Deficit accumulated during the development stage	(39,341)		(1,017)
Total Stockholders’ Equity (deficit)	(10,841)		27,483
Total Liabilities and Stockholders’ Equity	$-		$28,943

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
Statements of Operations
(Audited)

			From Inception
	Year	Period	on July 28, 2008
	Ended	Ended	to
	January 31,	January 31,	January 31,
	2010	2009	2010

Revenue
Revenue	$446	$-	$446
Total revenue	446	-	446

Expenses
General and administrative expenses	28,870	1,017	29,887
Depreciation	965	-	965
Total expenses	(29,835)	(1,017)	(30,852)

Loss before other items and taxes	(29,389)	(1,017)	(30,406)

Loss on disposal of equipment	(8,935)	-	(8,935)
Provision for income taxes	-	-	-
Net loss	$(38,324)	$(1,017)	$(39,341)

Loss per common share – basic and diluted	$-	$-	$-

Weighted average number of common shares outstanding	5,055,000	5,055,000	-

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC (A Development Stage Company) Statement of Stockholders’ Equity From Inception on July 28, 2008 to January 31, 2010 (Audited)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total

Balance at inception on July 28, 2008
November 3, 2008
Common shares issued for cash at $0.001	3,000,000	$ 3,000	$ -	$ -	$ 3,000
November 20, 2008
Common shares issued for cash at $0.005	1,200,000	1,200	4,800	-	6,000
January 12, 2009
Common shares issued for cash at $0.02	775,000	775	14,725	-	15,500
January 27,2009
Common shares issued for cash at $0.05	80,000	80	3,920		4,000
Net loss				(1,017)	(1,017)
Balance as of January 31, 2009	5,055,000	5,055	23,445	(1,017)	27,483

Net loss		-	-	(38,324)	(38,324)
Balance as of January 31, 2010	5,055,000	$ 5,055	$23,445	$ (39,341)	$ (10,841)

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC (A Development Stage Company) Statements of Cash Flows
(Audited)
	Year Ended January 31, 2010	Period Ended January 31, 2009	From Inception on July 28, 2008 to January 31, 2010

Operating Activities
Net loss	$ (38,324)	$(1,017)	$(39,341)
Depreciation	965	-	965
Loss on disposal of equipment	8,935	-	8,935
Changes in current assets and liabilities
Accounts payable	3,991	-	3,991
Net cash used for operating activities	(24,433)	(1,017)	(25,450)

Investing Activities
Purchase of vending equipment	-	(9,900)	(9,900)
Net cash used in investing activities	-	(9,900)	(9,900)

Financing Activities
Loans from director (Note 6)	5,390	1,460	6,850
Issuance of common stock (Note 4)	-	28,500	28,500
Net cash provided by financing activities	5,390 7,531	29,960 29,960	35,350 37,491

Net increase (decrease) in cash and equivalents	(19,043)	19,043	-

Cash and equivalents at beginning of the period	19,043	-	-
Cash and equivalents at end of the period	$ -	$ 19,043	$-

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$-
Taxes	$ -	-	$-

Non-Cash Activities	$ -	-	$-
The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
Notes To The Financial Statements
January 31, 2010
(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

a)	Organization

AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

b)	Development Stage Activities

The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and commenced operations in the entertainment and amusement industry by placing and operating of amusement gaming machines in public venues with high traffic flow in Russia. For the period from inception on July 28, 2008 through January 31, 2010 the Company has generated $446 in revenues and has accumulated losses of $39,341.

Based upon our business plan, we are a development stage enterprise.  Accordingly, we present our financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, we disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from our inception to the current balance sheet date.

On July 31, 2009, the operations in Russia were abandoned.

2.	BASIS OF PRESENTATION – GOING CONCERN

Our accompanying audited financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, at January 31, 2010, we had incurred losses of $39,341, and have working capital deficit of $10,841.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

Our financial statements do not include any adjustments that might result from these uncertainties.

3.      SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding our financial statements.  Our financial statements and notes are representations of our management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.  The financial statements are stated in United States of America dollars.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
Notes To The Financial Statements
January 31, 2010
(Unaudited)

3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

a)	Income Taxes
We have adopted the ASC subtopic 740-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes”).  ASC 740-10 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We provide deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not.

b)	Property and Equipment
Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment.  As of January 31, 2010, all of the equipment had been sold for a net loss of $8,935.   The Company has no property and equipment of value as of January 31, 2010.

c)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At January 31, 2010 and 2009, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)	Estimated Fair Value of Financial Instruments
The carrying value of our financial instruments, consisting of cash, and accounts payable approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

e)	Revenue Recognition
It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition.").  Under ASC 605-10, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

f)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
Notes To The Financial Statements
January 31, 2010
(Unaudited)

3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

g)	Cash and Cash Equivalents
Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value.

h)	Recent Accounting Pronouncements

None of the recent accounting pronouncements by the Financial Accounting Standards Board are applicable to the Company’s operations

4.  COMMON STOCK

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

5.  INCOME TAXES

 As of January 31, 2010, the Company had net operating loss carry forwards of approximately $39,341 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
Notes To The Financial Statements
January 31, 2010
(Unaudited)

6.  RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

a)	Paid consulting fees $5,739 (2008 - $nil) for business development services to a former officer and director of the Company.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties and, in certain cases, are covered by signed agreements.  These transactions were in the normal course of operations and were measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

b) Loans from a director, as of January 31, 2010 were $6,850 (January 31, 2009 - $1,460). The amounts due are non-interest bearing, unsecured and are due upon demand.

None of our officers or directors owns any shares of our common stock.

7.  SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 4, 2010, the date the financial statements were issued.

There are no subsequent events to disclose.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.                      Controls and procedures

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures.  Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of January 31, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency.  The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.  Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 8B.                      Other Information

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages and positions of our current directors and executive officers:

Name                                           Age                                Offices Held
Phil Jennings                                           68                                Director, President, Secretary and Treasurer

Phillip Jennings – Director, President, Secretary and Treasurer

Based in Seattle, Mr. Jennings has thirty years of experience as an investment banker and entrepreneur. Among the companies Phil co-founded are Dow Jones Teleres, the first national online real estate company, and Soufun.com, the largest Internet real estate company in the world, based in Beijing.  He specializes in deal structure and financing of mergers and acquisitions in the resource, technology and entertainment industries.  A former United States Marine Corps Captain and Air America pilot, Phil is also an award-winning author and film producer.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer or who beneficially holds more than ten percent (10%) of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission.  These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended January 31, 2010, there were no filing delinquencies.

Code of Ethics

We have not yet prepared a written code of ethics and employment standards.  We have only recently commenced operations.  We expect to implement a Code of Ethics during the current fiscal year.

Corporate Governance; Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board of Directors currently does not have an independent audit committee.  Our Board of Directors currently has only one (1) independent member, and thus, does not have the ability to create a proper independent audit committee.

ITEM 10                      EXECUTIVE COMPENSATION.

Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation.  There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on our behalf, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.  There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Employment Agreements

We do not have written employment agreements.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee.  We intend to form a separate audit committee, and plan to seek potential independent directors.  In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned as of April 30, 2010, by: (a) each person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (b) each of our directors, and (c) our executive officers and our directors as a group.  Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock.  As of April 30, 2010, there were 5,055,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.  The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class1
Common	Nikolai Karamkov Saekoja St 1703 Tartu Estonia 50106	400,000	7.91%
Common	Tamara Gileva 3/2 Yahtennaya St., Suite 15 St. Petersburg Russia 197374	2,600,000	51.43%
Common	Phillip Jennings - Director, Pres., Secretary and Treasurer 6536 102nd Place NE Kirland, WA 98033	-0-	0%
Common	Directors and officers as a group (1)	-0-	0%
 (1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

We have not sold any securities within the past three (3) years without registering the securities under the Securities Act of 1933.

ITEM 13.                      EXHIBITS

Exhibit Index

3.1                      Articles of Incorporation*
3.2                      By-laws*
31.1                      Section 302 Certification – Chief Executive Officer
31.2                      Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*Incorporated by reference to our SB2 Registration Statement, file number 333-119566, filed on October 30, 2006.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, Madsen & Associates, during the fiscal year ended January 31, 2010, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during that fiscal year was $1,850. We also paid a total of $8,400 to our prior auditors, Seale & Beers, CPAs, and Moore & Associates, for the review of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year ended January 31, 2010.

Audit Related Fees.

We incurred nil to auditors for audit related fees during the fiscal year ended January 31, 2010.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended January 31, 2010.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal year ended January 31, 2010.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May, 2010.

AVALON HOLDING GROUP INC.

Date: May 6, 2010                                                 By: __/s/ Phillip Jennings__________
Name: Phillip Jennings
Title: President, principal executive officer, Secretary, Treasurer, principal financial officer and principal accounting officer