Form 10-Q
period 2010-04-30
Avalon Holding Group, Inc.
filed 2010-06-14
CIK 1453684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of April 30, 2010: 5,055,000

Avalon Holding Group, Inc.

INDEX TO THE FORM 10-Q

For the quarterly period ended April 30, 2010

AVALON HOLDING GROUP, INC
(A Development Stage Company)
FINANCIAL STATEMENTS
APRIL 30, 2010

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Avalon Holding Group, Inc
(A Development Stage Company)
Balance Sheets
	April 30, 2010 (Unaudited)	January 31, 2010 (Audited)

Current
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payable	$5,215	$3,991
Loans from director (Note 6)	10,896	6,850

Total Liabilities	16,111	10,841

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares
Authorized;
5,055,000 shares issued and outstanding (Note 4)	$5,055	$5,055

Additional paid-in-capital (Note 4)	23,445	23,445
Deficit accumulated during the development stage	(44,611)	-

Total Stockholders’ Equity (Deficit)	$(16,111)	$(10,841)

Total Liabilities and Stockholders’ Equity	$-	$-

The accompanying notes are an integral part of these consolidated statements.

Avalon Holding Group, Inc
(A Development Stage Company)

STATEMENTS OF OPERATIONS
		Three-month Period ending April 30, 2010 (Unaudited)		Three-month Period Ended April 30, 2009 (Unaudited)		From Inception On July 28, 2008 To April 30, 2010

Revenue

Revenue		$-		$-		$446
Total revenue		-		$-		$446

Expenses
General and administrative expenses		5,270		7,106		35,157
Depreciation		-		495		965
Total expenses		5,270		7,601		36,122

Loss before other items and taxes		(5,270)		(7,601)		(33,675)

Loss on disposal of equipment		-		-		(8,935)

Net Loss		$(5,270)		$(7,601)		$(44,611)

Loss per common share – basic and diluted	$	Nil	$	Nil	$	Nil

Weighted Average Number of common shares outstanding		5,055,000		5,055,000

The accompanying notes are an integral part of these consolidated statements.

Avalon Holding Group, INC
(A Development Stage Company)
Statements of Stockholders’ Equity
From Inception on July 28, 2008 to April 30, 2010
	Number of common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated During development stage	Total
Balance at inception on July 28, 2008 November 3, 2008
Common shares issued for cash at $0.001 November 20 ,2008	3,000,000	$3,000	$-	$-	$3,000
Common shares issued for cash at $0.005 January 12, 2009	1,200,000	1,200	4,800	-	6,000
Common shares issued for cash at $0.02 January 27, 2009	775,000	775	14,725	-	15,500
Common shares issued for cash at $0.05	80,000	80	3,920	-	4,000
Net Loss	-	-	-	(1,017)	(1,017)

Balance as of January 31,2010	5,055,000	5,055	23,445	(1,017)	(1,017)
Net Loss	-	-	-	(38,324)	(38,324)
Balance as of January 31, 2010	5,055,000	$5,055	$23,445	$(39,341)	$(10,841)
Net loss	-	-	-	(5,270)	5,270)

Balance as of April 30, 2010	5,055,000	$5,055	$23,455	$(44,611)	$(16,111)

The accompanying notes are an integral part of these consolidated statements.

Avalon Holding Group, Inc
(A Development Stage Company)
Statements of Cash Flows
 (Unaudited)

	Three Month Period Ended April 30 2010	Three Month Period Ended April 30 2010	From Inception on July 28, 2008 to April 30, 2010

Operating Activities
Net loss	$(5,270)	$(7,106)	$(44,611)
Depreciation	-	(495)	965
Loss on disposal of equipment	-	-	8,935
Changes in current assets and liabilities Accounts payable	1,224	-	5,215

Net Cash used for operating activities	(4,046)	(7,601)	(29,496)

Investing Activities
Purchase of vending equipment	-	495	(9,900)
Net cash used in investing activities	-	495	(9,900)

Financing Activities
Loans from director (Note 6)	4,046	-	10,896
Issuance of common stock (Note 4)	-	-	28,500
	4,046	-	39,396

Net increase (decrease) in cash and equivalents	-	(7.106)	-
Cash and equivalents at beginning of the period	-	19,043	-

Cash and equivalents at end of the period	$-	$11,937	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these consolidated statements.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2010
(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

a)	Organization
AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

b)	Development Stage Activities
The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and commenced operations in the entertainment and amusement industry by placing and operating of amusement gaming machines in public venues with high traffic flow in Russia. For the period from inception on July 28, 2008 through April 30, 2010, the Company has generated $446 in revenues and has accumulated losses of $44,611.

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

2.	BASIS OF PRESENTATION – GOING CONCERN

Our accompanying unaudited financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from the period from inception on July 28, 2008 through April 30, 2010, we have incurred losses of $44,611, and have working capital deficit of $16,111.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

AVALON HOLDING GROUP, INC
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2010
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
Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment.  As of April 30, 2010, all of the equipment had been sold for a net loss of $8,935.   The Company has no property and equipment of value as of April 30, 2010.

c)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At April 30, 2010 and 2009, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

AVALON HOLDING GROUP, INC
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2010
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
During the period July 28, 2008  (inception)  to April 30, 2010, the Company  sold  a  total of 5,055,000 shares of common stock  for  total  cash proceeds  of  $28,500.

5.  INCOME TAXES

As of April 30, 2010, the Company had net operating loss carry forwards of approximately $44,611 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2010
(Unaudited)

6.  RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related party:

Loans from a director as of April 30, 2010 totalled $10,896 (January 31, 2010 - $6,850). The amounts due are non-interest bearing, unsecured and are due upon demand. The loans were the result of expenses paid on behalf of the Company.  The amounts and dates of the loans are as follows:

Date	Amount
October 28, 2009	$4,068
January 31, 2010	2,782
April 30, 2010	4,046
Total loans payable to a director	10,896

7.  SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of this report.

There are no subsequent events to disclose.

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

We do not believe that we will be able to generate significant revenues from sales during the next twelve months in the area of coin operated amusement machines. At this time in the financial markets there has been a major reduction in investor and lender willingness to provide capital to new businesses throughout the world. Our efforts to seek additional funding this year have encountered high levels of resistance to its inquiries for new sources of cash flows. During the period ended October 31, 2009, due to the high cost of maintaining the operations of the company in Russia, we took a loss for the historical value of our vending machines and wrote them off on our balance sheet. We have abandoned the machines and are looking for new business ventures to be engaged in. Currently, we do not have any operations or assets.

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

Three Month Period Ended April 30, 2010

Our net loss for the three-month period ended April 30, 2010 was ($5,270), compared to a loss of only $7,106 during the same period from the prior fiscal year. During the three-month period ended April 30, 2010, we did not generate any total revenue and incurred general and administrative expenses of $5.270. General and administrative expenses incurred during the three-month period ended April 30, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The slight decrease in our general and administrative expenses for the three-month period ended April 30, 2010, compared to the same period from the prior fiscal year was due to decreased legal and accounting expenses. Also during the three-month period ended April 30, 2010, we did not incur a depreciation expense compared to $495 in depreciation expense incurred during the same period from the prior year.

The weighted average number of shares outstanding was 5,055,000 for the three-month period ended April 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended April 30, 2010

As at April 30, 2010, we had no assets; we did not have any assets as of January 31, 2010.  As at April 30, 2010, our total liabilities were $16,111, which resulted in a working capital deficit of $16,111, compared to total liabilities of $10,841 and a working capital deficit of $10,841 as of January 31, 2010. The increase in our working capital deficit was due to an increase in accounts payable of $1,224 and loans from director of $4,046 incurred during the period ended April 30, 2010.

Stockholders deficit increased from $(10,841) as of the fiscal year ended January 31, 2010 to $(16,111) as of the period ended April 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended April 30, 2010, net cash flows used in operating activities was ($4,046) consisting primarily of a net loss of ($5,270) and changes in accounts payable of $1,224. Net cash flows used in operating activities was ($29,496) for the period from inception (July 28, 2008) to April 30, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended April 30, 2010, we did not generate net cash flows from investing activities. For the period from inception (July 28, 2008) to April 30, 2010, net cash provided by financing activities was $39,396 received from proceeds from issuance of common stock  and loan from director. Of such amount, $4,046 was received during the three-month period ended April 30, 2010.

PLAN OF OPERATION AND FUNDING

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing in our Form 10-K for the period ended January 31, 2010.

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

We currently do not any have cash. However, our current officers and directors have personally committed to provide up to an aggregate amount of $20,000 in funds to meet our operational needs. We believe that with this commitment we have sufficient cash resources to satisfy our needs through the middle of June 2011. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to acquire new business and generate revenue from such new business in sufficient quantity and on a profitable basis.  To the extent that we require additional funds, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this June 14, 2010.

AVALON HOLDING GROUP, INC.

By:  /s/ Phillip Jennings
Name: Phillip Jennings
Title: President (principal executive officer)
Treasurer (principal financial officer and principal accounting officer)