Form 10-Q/A
period 2009-04-30
Avalon Holding Group, Inc.
filed 2010-06-17
CIK 1453684

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A Amendment 1

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

6536 102nd Place NE, Kirkland, WA 98033 USA (Address of principal executive offices)

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

Large accelerated filer [  ]
Accelerated filer [   ]

Non-accelerated filer [   ]
Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [  ]

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

AVALON HOLDING GROUP, INC

Form 10-Q/A

AVALON HOLDING GROUP, INC

(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2009

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

  F-1

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

F-2

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

AVALON HOLDING GROUP, INC (A Development Stage Company) Statement of Stockholders’ Equity From Inception on July 28, 2008 to April 30, 2009 (Unaudited)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total

Balance at inception on July 28, 2008
November 3, 2008
Common shares issued for cash at $0.001	3,000,000	$ 3,000	$ -	$ -	$ 3,000
November 20, 2008
Common shares issued for cash at $0.005	1,200,000	1,200	4,800	-	6,000
January 12, 2009
Common shares issued for cash at $0.02	775,000	775	14,725		15,500
January 27,2009
Common shares issued for cash at $0.05	80,000	80	3,920		4,000
Net (loss)				(1,017)	(1,017)
Balance as of January 31, 2009	5,055,000	5,055	23,445	(1,017)	27,483
Net (loss)		-	-	(7,601)	(7,601)
Balance as of April 30, 2009	5,055,000	$ 5,055	$23,445	$ (8,618)	$ 19,882

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC (A Development Stage Company) Statements of Cash Flows
(Unaudited)

		Three Months Ended April 30, 2009	From Inception on July 28, 2008 to April 30, 2009

Operating Activities
Net (loss)		$(7,106)	$(8,123)
Depreciation Expense		(495)	(495)
Net cash (used) for operating activities		(7,601)	(8,618)

Investing Activities
Purchase of Vending Equipment		495	(9,405)
Net Cash provided by (used in) Investing Activities		495	(9,405)

Financing Activities
Loans from Director		-	1,460
Sale of common stock		-	28,500
Net cash provided by financing activities		-	29,960

Net increase (decrease) in cash and equivalents		(7,106)	11,937

Cash and equivalents at beginning of the period		19,043	-
Cash and equivalents at end of the period		$11,937	$11,937

Supplemental cash flow information:

Cash paid for:

Interest		$-	$-
Taxes		$-	$-

Non-Cash Activities	$		$

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
Since our inception on July 28, 2008, we have purchased three such machines from Punchline Europe Company. Currently, the machines are delivered and ready for placement.  We intend to place them in most popular and crowded nightclubs in Russia. We expect to start receiving our first revenue by the end of June, 2009. Our business strategy is to continue acquiring and placing additional amusement machines in as many places in different cities of Russia as possible

RESULTS OF OPERATION

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

AVALON HOLDING GROUP, INC.

Dated: June 10, 2010
                            By: /s/ Phillip Jennings

________________________________

Phillip Jennings, President,
Chief Executive Officer andChief Financial Officer