Form 10-Q/A
period 2009-07-31
Avalon Holding Group, Inc.
filed 2010-06-17
CIK 1453684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Three Month Period Ended July 31, 2009

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

The weighted average number of shares outstanding was 5,055,000 for the three-month period ended July 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended July 31, 2009

As at the three-month period ended July 31, 2009, our current assets consisted of $7,209 in cash and other assets were $9,405, which consisted of vending equipment. Our total liabilities were $1,460, which resulted in a working capital surplus of $5,849.

Stockholders’ equity decreased from $27,483 as of the fiscal year ended January 31, 2009 to $14,684 as of the period ended July 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended July 31, 2009, net cash flows used in operating activities was ($12,799) consisting primarily of a net loss of ($11,834) and depreciation expense ($965). Net cash flows used in operating activities was ($13,816) for the period from inception (July 28, 2008) to July 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 10, 2010.

AVALON HOLDING GROUP, INC.

Date: June 10, 2010                                By:  /s/ Phillip Jennings
Name: Phillip Jennings
Title: President (principal executive officer)
Treasurer (principal financial officer and principal accounting officer)