Form 10-Q/A
period 2009-10-31
Avalon Holding Group, Inc.
filed 2010-06-17
CIK 1453684

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of December 15, 2009: 5,055,000.

Avalon Holding Group, Inc.

INDEX TO THE FORM 10-Q/A

For the quarterly period ended October 31, 2009

AVALON HOLDING GROUP, INC
(A Development Stage Company)
FINANCIAL STATEMENTS
OCTOBER 31, 2009

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

AVALON HOLDING GROUP, INC (A Development Stage Company) Balance Sheet

Assets
	October 31,	January 31,
	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$19,043
Total Current Assets	-	19,043

Other Assets
Vending equipment	-	9,900
Total Other Assets	-	9,900

Total Assets	$-	$28,943

Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from director (Note 5)	$4,068	$1,460
Total Long Term Liabilities	$4,068	$1,460

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
5,055,000 shares issued and outstanding (Note 3)	5,055	5,055

Additional paid-in-capital (Note 3)	23,445	23,445
Deficit accumulated during the development stage	(32,568)	(1,017)
Total Stockholders’ Equity (deficit)	(4,068)	27,483
Total Liabilities and Stockholders’ Equity	$-	$28,943
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

Three Month Period Ended October 31, 2009

Our net loss for the three-month period ended October 31, 2009 was ($18,752), compared to a loss of only $1,017 during the same period from the prior fiscal year. During the three-month period ended October 31, 2009, we did not generate any total revenue and incurred general and administrative expenses of $9,817. General and administrative expenses incurred during the three-month period ended October 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in our general and administrative expenses for the three-month period ended October 31, 2009, compared to the same period from the prior fiscal year was due to increased legal and accounting expenses related to the preparation and filing of our registration statement. During the three-month period ended October 31, 2009, we did not incur a depreciation expense. We also incurred a loss of $8,935 on the disposal of equipment during this current quarter.

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

By:
Name: Phillip Jennings
Title: President (principal executive officer)
Treasurer (principal financial officer and principal accounting officer)