Form 10-Q
period 2010-07-31
Avalon Holding Group, Inc.
filed 2010-09-20
CIK 1453684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of September 18, 2010: 5,055,000

Avalon Holding Group, Inc.
INDEX TO THE FORM 10-Q

For the quarterly period ended July 31, 2010

AVALON HOLDING GROUP, INC
(A Development Stage Company)
FINANCIAL STATEMENTS
JULY 31, 2010

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Avalon Holding Group, Inc
(A Development Stage Company)
Balance Sheets
	July 31, 2010 (Unaudited)	January 31, 2010 (Audited)

Current
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payable	$17,675	$3,991
Loans from director	11,409	6,850

Total Liabilities	29,084	10,841

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 500,000,000 shares
Authorized;
5,055,000 shares issued and outstanding (Note 4)	$5,055	$5,055

Additional paid-in-capital (Note 4)	23,445	23,445
Deficit accumulated during the development stage	(57,584)	(39,341)

Total Stockholders’ Equity (Deficit)	$(29,084)	$(10,841)

Total Liabilities and Stockholders’ Equity	$-	$-

The accompanying notes are an integral part of these consolidated statements.

 Avalon Holding Group, Inc
(A Development Stage Company)

STATEMENTS OF OPERATIONS
		Six-month Period ending July 31, 2010 (Unaudited)		Six-month Period Ended July 31, 2009 (Unaudited)		From Inception On July 28, 2008 To July 31, 2010

Revenue

Revenue		$-		$446		$446
Total revenue		-		$446		$446

Expenses
General and administrative expenses		18,243		12,280		48,130
Depreciation		-		965		965
Total expenses		18,243		13,265		49,095

Loss before other items and taxes		(18,243)		(12,799)		(48,649)

Loss on disposal of equipment		-		-		(8,935)

Net Loss		$(18,243)		$(12,799)		$(57,584)

Loss per common share – basic and diluted	$	Nil	$	Nil	$	Nil

Weighted Average Number of common shares outstanding		5,055,000		5,055,000

The accompanying notes are an integral part of these consolidated statements.

Avalon Holding Group, Inc
(A Development Stage Company)

STATEMENTS OF OPERATIONS
		Three-month Period ending July 31, 2010 (Unaudited)		Three-month Period Ended July 31, 2009 (Unaudited)

Revenue

Revenue		$-		$446
Total revenue		-		$446

Expenses
General and administrative expenses		11,888		5,174
Depreciation		-		470
Total expenses		11,888		5,644

Loss before other items and taxes		(11,888)		(5,198)

Loss on disposal of equipment		-		-

Net Loss		$(11,888)		$(5,198)

Loss per common share – basic and diluted	$	Nil	$	Nil

Weighted Average Number of common shares outstanding		5,055,000		5,055,000

The accompanying notes are an integral part of these consolidated statements.

Avalon Holding Group, INC
(A Development Stage Company)
Statements of Stockholders’ Equity
From Inception on July 28, 2008 to July 31, 2010
	Number of common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated During development stage	Total
Balance at inception on July 28, 2008 November 3, 2008
Common shares issued for cash at $0.001 November 20 ,2008	3,000,000	$3,000	$-	$-	$3,000
Common shares issued for cash at $0.005 January 12, 2009	1,200,000	1,200	4,800	-	6,000
Common shares issued for cash at $0.02 January 27, 2009	775,000	775	14,725	-	15,500
Common shares issued for cash at $0.05	80,000	80	3,920	-	4,000
Net Loss	-	-	-	(1,017)	(1,017)

Balance as of January 31,2009	5,055,000	5,055	23,445	(1,017)	(1,017)
Net Loss	-	-	-	(38,324)	(38,324)
Balance as of January 31, 2010	5,055,000	5,055	23,445	(39,341)	$(10,841)
Net loss	-	-	-	(18,243)	(18,243)

Balance as of July 31, 2010	5,055,000	$5,055	$23,455	$(57,584)	$(29,084)

The accompanying notes are an integral part of these consolidated statements.

Avalon Holding Group, Inc
(A Development Stage Company)
Statements of Cash Flows
 (Unaudited)
	Six Month Period Ended July 31, 2010	Six Month Period Ended July 31, 2009	From Inception on July 28, 2008 to July 31, 2010

Operating Activities
Net loss	$(18,243)	$(12,799)	$(57,584)
Depreciation	-	(965)	965
Loss on disposal of equipment	-	-	8,935
Changes in current assets and liabilities: Accounts payable	13,684	-	17,675

Net Cash used for operating activities	(4,559)	(11,834)	(30,009)

Investing Activities
Purchase of vending equipment	-	-	(9,900)
Net cash used in investing activities	-	-	(9,900)

Financing Activities
Loans from director	4,559	-	11,409
Issuance of common stock	-	-	28,500
	4,559	-	39,909

Net increase (decrease) in cash and equivalents	-	(11,834)	-
Cash and equivalents at beginning of the period	-	19,043	-

Cash and equivalents at end of the period	$-	$7,209	$-

Supplemental cash flow information:
Cash paid for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these consolidated statements.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2010
(Unaudited)

 1. ORGANIZATION AND BUSINESS OPERATIONS

a)	Organization
AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

b)	Development Stage Activities
The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and commenced operations in the entertainment and amusement industry by placing and operating of amusement gaming machines in public venues with high traffic flow in Russia. For the period from inception on July 28, 2008 through July 31, 2010, the Company has generated $446 in revenues and has accumulated losses of $57,584.

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

Our accompanying unaudited financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from the period from inception on July 28, 2008 through July 31, 2010, we have incurred losses of $57,584, and have working capital deficit of $29,084.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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
Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment.  As of July 31, 2010, all of the equipment had been sold for a net loss of $8,935.   The Company has no property and equipment of value as of July 31, 2010.

c)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At July 31, 2010 and 2009, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.      SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

h)	Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared  in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be reading conjunction with the company’s annual report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as July 31, 2010 and related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended March 31, 2011.

4.  Recent Accounting Pronouncements
Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial statements.

Other ASU’s that are effective after July 31, 2010, are not expected to have a significant effect on the company financial position or results of operations

5.  COMMON STOCK

The authorized capital of the Company is 500,000,000 common shares with a par value of $ 0.001 per share.

On November, 2008, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.
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
During the period July 28, 2008  (inception)  to July 31, 2010, the Company  sold  a  total of 5,055,000 shares of common stock  for  total  cash proceeds  of  $28,500.

6.  INCOME TAXES

As of July 31, 2010, the Company had net operating loss carry forwards of approximately $57,584 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7.  RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related party:

Loans from a director as of July 31, 2010 totaled $11,409 (January 31, 2010 - $6,850). The amounts due are non-interest bearing, unsecured, due upon demand. The loans were the result of expenses paid on behalf of the Company.  The amounts and dates of the loans are as follows:

Date	Amount
October 28, 2009	$4,068
January 31, 2010	2,782
April 30, 2010	4,159
July 31, 2010	400
Total loans payable to a director	11,409

8.  SUBSEQUENT EVENTS

Management evaluated all activities of the company through September 14, 2010 of the Company’s financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated on July 28, 2008 under the laws of the State of Nevada.  Since September 2009 our principal offices have been located at 6536 102nd Place NE, Kirkland, WA 98033 USA. Our telephone number is 206-947-5639.   Our fiscal year end is January 31.

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

Three Month Period Ended July 31, 2010

Our net loss for the three-month period ended July 31, 2010 was $11,888, compared to a loss of only $5,198 during the same period from the prior fiscal year. During the three-month period ended July 31, 2010, we did not generate any revenue and incurred general and administrative expenses of $11,888. General and administrative expenses incurred during the three-month period ended July 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting expenses. The increase in our general and administrative expenses for the three-month period ended July 31, 2010, compared to the same period from the prior fiscal year was due to increased legal and accounting expenses. Also during the three-month period ended July 31, 2010, we did not incur a depreciation expense compared to $470 in depreciation expense incurred during the same period from the prior year.

The weighted average number of shares outstanding was 5,055,000 for the three-month period ended July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Six-Month Period Ended July 31, 2010

As at July 31, 2010, we had no assets; we did not have any assets as of January 31, 2010.  As at July 31, 2010, our total liabilities were $29,084, which resulted in a working capital deficit of $29,084, compared to total liabilities of $10,841 and a working capital deficit of $10,841 as of January 31, 2010. The increase in our working capital deficit was due to an increase in accounts payable of $13,684 and loans from director of $4,559 incurred during the period ended July 31, 2010.

Stockholders deficit increased from $10,841 as of the fiscal year ended January 31, 2010 to $29,084 as of the period ended July 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended July 31, 2010, net cash flows used in operating activities was $(4,559) consisting primarily of a net loss of $18,243 and changes in accounts payable of $13,684. Net cash flows used in operating activities was $(30,009) for the period from inception July 28, 2008 to July 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended July 31, 2010, we did not generate net cash flows from investing activities. For the period from inception July 28, 2008 to July 31, 2010, net cash provided by financing activities was $39,909 received from proceeds from issuance of common stock and loan from director. Of such amount, $4,559 was received during the six-month period ended July 31, 2010.

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

We currently do not any have cash. However, our current officers and directors have personally committed to provide up to an aggregate amount of $20,000 in funds to meet our operational needs. We believe that with this commitment we have sufficient cash resources to satisfy our needs through the middle of September 2011. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to acquire new business and generate revenue from such new business in sufficient quantity and on a profitable basis.  To the extent that we require additional funds, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

The recent and continuing downturn in the U.S. economy has had an effect on our ability to generate revenues and to attract long-term financing for our operations. The downturn in the U.S. economy has also made it more difficult to find investors that either have capital to invest, or are willing to put capital at risk by investing in our company. We anticipate that both effects of the current economic rescission will continue to hinder our abilities to become a profitable company and to grow our operations.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this September 20, 2010.

AVALON HOLDING GROUP, INC.

By:  /s/ Phillip Jennings__________

Name: Phillip Jennings
Title: President (principal executive officer)
Treasurer (principal financial officer and principal accounting officer)