Form 10-K/A
period 2010-07-31
Avalon Holding Group, Inc.
filed 2010-09-24
CIK 1453684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Transitional Small Business Disclosure Format (Check one): _________Yes                                                                                                                                ____X______No

THIS AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K OF AVALON HOLDING GROUP INC. FOR THE FISCAL YEAR ENDED JANUARY 31, 2010 HAS BEEN PREPARED FOR THE SOLE PURPOSE OF AMENDING AND RESTATING ITEM 8A IN ITS ENTIRETY.

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

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures.  Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were ineffective as at January 31, 2010, to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this day of September, 2010.

AVALON HOLDING GROUP INC.

Date: September __, 2010                                                                By: ________________________
Name: Phillip Jennings
Title: President, principal executive officer, Secretary, Treasurer, principal financial officer and principal accounting officer