Form 10-Q
period 2010-10-31
Avalon Holding Group, Inc.
filed 2011-01-18
CIK 1453684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

206-947-5639
(Registrant’s telephone number, including area code)

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

Large accelerated filer  [  ]                                                                                                                Accelerated filer  [  ]

Non-accelerated filer  [  ] (Do not check if a smaller reporting company)                                                                                                                          Smallerreporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of December 28, 2010:  121,320,000

Avalon Holding Group, Inc.
INDEX TO THE FORM 10-Q

For the quarterly period ended October 31, 2010

AVALON HOLDING GROUP, INC
(A Development Stage Company)
FINANCIAL STATEMENTS
OCTOBER 31, 2010

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Avalon Holding Group, Inc
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31, 2010 (Unaudited)	January 31, 2010

Current
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payable	$15,017	$3,991
Loans payable	11,115	-
Loans from director	11,409	6,850

Total Liabilities	37,541	10,841

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 500,000,000 shares
Authorized;
121,320,000 shares issued and outstanding	$121,320	$121,320

Additional paid-in-capital	(92,820)	(92,820)
Deficit accumulated during the development stage	(66,041)	(39,341)

Total Stockholders’ Equity (Deficit)	$(37,541)	$(10,841)

Total Liabilities and Stockholders’ Equity	$-	$-

The accompanying notes are an integral part of these statements.

Avalon Holding Group, Inc
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

		Nine-month Period Ended October 31, 2010 (Unaudited)		Nine-month Period Ended October 31, 2009 (Unaudited)	From Inception on July 28, 2008 to October 31, 2010

Revenue

Revenue		$-		$446	$446
Total revenue		$-		446	$446

Expenses
General and administrative expenses		26,700		22,097	56,587
Depreciation		-		965	965
Total expenses		26,700		23,062	57,552

Loss before other items and taxes		(26,700)		(22,616)	(57,106)

Loss on disposal of equipment		-		(8,935)	(8,935)
				-
Net Loss		$(26,700)		$(31,551)	$(66,041)

Loss per common share – basic and diluted	$	Nil	$	Nil

Weighted Average Number of common shares outstanding		121,320,000		121,320,000

The accompanying notes are an integral part of these statements.

Avalon Holding Group, Inc
(A Development Stage Company)

STATEMENTS OF OPERATIONS

		Three-month Period ending October 31, 2010 (Unaudited)		Three-month Period ending October 31, 2009 (Unaudited)

Revenue

Revenue		$-		$-
Total revenue		$-		$-

Expenses
General and administrative expenses		8,457		9,817
Depreciation		-		-
Total expenses		8,457		9,817

Loss before other items and taxes		(8,457)		(9,817)

Loss on disposal of equipment		-		(8,935)

Net Loss		$(8,457)		$(18,752)

Loss per common share – basic and diluted	$	Nil	$	Nil

Weighted Average Number of common shares outstanding		121,320,000		121,320,000

The accompanying notes are an integral part of these statements.

Avalon Holding Group, INC
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
From Inception on July 28, 2008 to October 31, 2010

Memo: September 29, 2010 Stock split 24:1	Number of common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated During development stage	Total
Common shares issued for cash at $0.00004 November 20 ,2008	72,000,000	$72,000	$-	$-	$3,000
Common shares issued for cash at $0.0002 January 12, 2009	28,800,000	28,800		-	6,000
Common shares issued for cash at $0.00083 January 27, 2009	18,600,000	18,600		-	15,500
Common shares issued for cash at $0.002	1,920,000	1,920	(92,820)	-	4,000
Net Loss	-	-	-	(1,017)	(1,017)

Balance as of January 31,2010	121,320,000	121,320	(92,820)	(1,017)	27483
Net Loss	-	-	-	(38,324)	(38,324)
Balance as of January 31, 2010	121,320,000	121,320	(92,820)	(39,341)	$(10,841)
Net loss	-	-	-	(26,700)	(26,700)
Balance as of October 31, 2010	121,320,000	$121,320	$(92,820)	$(66,041)	$(37,541)

The accompanying notes are an integral part of these statements.

Avalon Holding Group, Inc
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Month Period Ended October 31, 2010	Nine Month Period Ended October 31, 2009	From Inception on July 28, 2008 to October 31, 2010

Operating Activities
Net loss	$(26,700)	$(31,551)	$(66,041)
Depreciation	-	965	965
Loss on disposal of equipment	-	8,935	8,935
Changes in current assets and liabilities Accounts payable & accrued liabilities	11,026	-	15,017

Net Cash used for operating activities	(15,674)	(21,651)	(41,124)

Investing Activities
Purchase of vending equipment	-	-	(9,900)
Net cash used in investing activities	-	-	(9,900)

Financing Activities
Loans payable (Note 7)	11,115	-	11,115
Loans from director (Note 8)	4,559	2,608	11,409
Issuance of common stock (Note 5)	-	-	28,500
Net cash provided by financing activities	15,674	2,608	51,024

Net increase (decrease) in cash and equivalents	-	(19,043)	-
Cash and equivalents at beginning of the period	-	19,043	-

Cash and equivalents at end of the period	$-	$-	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these statements.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

a)	Organization
AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

b)	Development Stage Activities
The Company is in the development stage as defined under FASB ASC 915 formerly Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and commenced operations in the entertainment and amusement industry by placing and operating of amusement gaming machines in public venues with high traffic flow in Russia. For the period from inception on July 28, 2008 through October 31, 2010, the Company has generated $446 in revenues and has accumulated losses of $66,041.

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

Our accompanying unaudited financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from the period from inception on July 28, 2008 through October 31, 2010, we have incurred losses of $66,041, and have working capital deficit of $37,541.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

Our financial statements do not include any adjustments that might result from these uncertainties.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)
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

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment had been sold for a net loss of $8,935.   The Company has no property and equipment of value as of October 31, 2010.

c)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At October 31, 2010 and 2009, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

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

h)
Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared  in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company’s annual report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as October 31, 2010 and related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended January 31, 2011.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010
(Unaudited)

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

5.  COMMON STOCK

The authorized capital of the Company is 500,000,000 common shares with a par value of $ 0.001 per share.

On November 3, 2008, the Company issued 72,000,000 shares of common stock at a price of $0.00004 per share for total cash proceeds of $3,000.

In November 20, 2008, the Company issued 28,800,000 shares of common stock at a price of $0.0002 per share for total cash proceeds of $6,000.

In January 2009, the Company issued 18,600,000 shares of common stock at a price of $0.008 per share for total cash proceeds of $15,500.

In January 2009, the Company also issued 1,920,000 shares of common stock at a price of $0.002 per share for total cash proceeds of $4,000.

On September 29, 2010, a forward split 24:1 was approved and enacted.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2010
(Unaudited)

6.   INCOME TAXES

As of October 31, 2010, the Company had net operating loss carry forwards of approximately $66,041 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards

7.   LOANS PAYABLE
Loans from a non-related third party as of October 31, 2010 totaled of $11,115 (January 31, 2010 - $Nil).  The amounts due are non-interest bearing, unsecured and are due upon demand.  The loans were the result of expenses paid on behalf of the Company.

8.  RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related party:

Loans from a director as of October 31, 2010 totalled $11,409 (January 31, 2010 - $6,850). The amounts due are non-interest bearing, unsecured and are due upon demand. The loans were the result of expenses paid on behalf of the Company.  The amounts and dates of the loans are as follows:

Date	Amount
October 28, 2009	$4,068
January 31, 2010	2,782
April 30, 2010	4,159
July 31, 2010	400
Total loans payable to a director	$11,409

 9. SUBSEQUENT EVENTS

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

Nine Month Period Ended October 31, 2010

Our net loss for the nine-month period ended October 31, 2010 was $26,700, compared to a loss of  $31,551 during the same period from the prior fiscal year. During the nine-month period ended October 31, 2010, we did not generate any revenue and incurred general and administrative expenses of $26,700. General and administrative expenses incurred durinincurringne-month period ended October 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting expenses. The increase in our general and administrative expenses for the nine-month period ended October 31, 2010, compared to the same period from the prior fiscal year was due to increased legal and accounting expenses. Also during the nine-month period ended October 31, 2010, we did not incur a depreciation expense compared to $965 in depreciation expense incurred during the same period from the prior year.

The weighted average number of shares outstanding was 121,320,000 for the nine-month period ended October 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended October 31, 2010

As at October 31, 2010, we had no assets; we did not have any assets as of January 31, 2010.  As at October 31, 2010, our total liabilities were $37,541, which resulted in a working capital deficit of $37,541, compared to total liabilities of $10,841 and a working capital deficit of $10,841 as of January 31, 2010. The increase in our working capital deficit was due to an increase in accounts payable of $10,026 and loans payable of $11,115 and loans from a director of $4,559 incurred during the period ended October 31, 2010.

Stockholders deficit increased from $10,841 as of the fiscal year ended January 31, 2010 to $37,541 as of the period ended October 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended October 31, 2010, net cash flows used in operating activities was $(15,674) consisting primarily of a net loss of $26,700 and changes in accounts payable of $11,026. Net cash flows used in operating activities was $(41,124) for the period from inception July 28, 2008 to October 31, 2010.

Cash Flows from Investing Activities
For the nine-month period ended October 31, 2010, we did not generate net cash flows from investing activities. For the period from inception July 28, 2008 to October 31, 2010, net cash used in investing activities was $(9,900) used to purchase vending equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception July 28, 2008 to October 31, 2010, net cash provided by financing activities was $51,024. During the nine-month period ended October 31, 2010 $11,115was a loan received from a non-related third party and $4,559 was a loan from director.

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

Exhibit
Number                 Description

31.1                       Section 302 Certification – Chief Executive Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this December 21, 2010.

AVALON HOLDING GROUP, INC.

By:  /s/ Phillip Jennings
Name: Phillip Jennings
Title: President (principal executive officer)
Treasurer (principal financial officer and principal accounting officer)