Form 10-K
period 2011-01-31
Avalon Holding Group, Inc.
filed 2011-05-17
CIK 1453684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]                         ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011

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

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [  ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).Yes [    ] No [  x ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.  [ X ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                                                Accelerated filer [   ]

Non-accelerated filer [   ]                                                                Smaller reporting company [X ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [X] No [   ]

Net revenues for our most recent fiscal year: $ 0.00

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on the average bid and asked price of such common equity, as of July 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter: $ 0.00.

Number of common voting shares issued and outstanding as of May 12, 2011: 121,320,000 shares of common stock

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

Transitional Small Business Disclosure Format (Check one): _________Yes____X____No

PART I

ITEM 1.                      BUSINESS

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

We do not believe that we will be able to generate significant revenues from sales during the next twelve months in the area of coin operated amusement machines. At this time in the financial markets there has been a major reduction in investor and lender willingness to provide capital to new businesses throughout the world. Our efforts to seek additional funding this year have encountered high levels of resistance to its inquiries for new sources of cash flows. During the period ended January 31, 2010, due to the high cost of maintaining the operations of the company in Russia, we took a loss for the historical value of our vending machines and wrote them off on our balance sheet. We have abandoned the machines and are looking for new business ventures to be engaged in. Currently, we do not have any operations or assets.

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

ITEM 1A.                      RISK FACTORS

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

Our independent auditors, Madsen & Associates, Certified Public Accountants, state in their audit report, that since we have minimal business operations to date and losses to date of $68,438, there is a substantial doubt that we will be able to continue as a going concern.

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

ITEM 3.                      LEGAL PROCEEDINGS.

We are not currently party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.                      (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our shares of common stock, par value $0.001 per share, were quoted on the OTC Bulletin Board under the symbol “AVLH” from May 22, 2009, through March 25, 2010. Since then, our stock has been quoted on the PinkSheets.com under the same ticker symbol.

Fiscal Year Ended January 31, 2011

Quarter Ended	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
High	$0.00	$0.00	$0.00	$0.00
Low	$0.00	$0.00	$0.00	$0.00

 (b)  Holders

As of May 12, 2011, there were 25 holders of record of our common stock.

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

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6.                       SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Year Ended January 31, 2011

Our net loss for the year ended January 31, 2011 was $29,097, compared to a loss of $38,324 during the same period from the prior fiscal year. During the year ended January 31, 2011, we did not generate any revenue and incurred general and administrative expenses of $29,097, compared to $28,870 in 2010. The increase in our general and administrative expenses for the year ended January 31, 2011, compared to the same period from the prior fiscal year was due to increased legal and accounting expenses. Also during the year ended January 31, 2011, we did not incur a depreciation expense compared to $965 in depreciation expense incurred the prior year.

The weighted average number of shares outstanding was 121,320,000 for the year ended January 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended January 31, 2011

As at January 31, 2011, and 2010, we had no assets.  As at January 31, 2011, our total liabilities were $39,938, which resulted in a working capital deficit of $39,938, compared to total liabilities of $10,841 and a working capital deficit of $10,841 as of January 31, 2010. The increase in our working capital deficit was due to an increase in accounts payable of $14,012 advances payable of $9,000 and advances from a director of $6,085 incurred during the year ended January 31, 2011.

Stockholders deficit increased from $10,841 as of the fiscal year ended January 31, 2010 to $39,938 as of the year ended January 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended January 31, 2011, net cash flows used in operating activities was $15,085 consisting primarily of a net loss of $29,097 and changes in accounts payable of $14,012. Net cash flows used in operating activities was $40,535 for the period from inception July 28, 2008 to January 31, 2011.

Cash Flows from Investing Activities

For the year ended January 31, 2011, we did not generate net cash flows from investing activities. For the period from inception July 28, 2008 to January 31, 2011, net cash used in investing activities was $9,900 used to purchase vending equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the period from inception July 28, 2008 to January 31, 2011, net cash provided by financing activities was $50,435. During the year ended January 31, 2011, $9,000 was an advance received from a non-related third party and $6,085 was an advance from a director.

PLAN OF OPERATION AND FUNDING

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing in our Form 10-K for the year ended January 31, 2011.

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A.                      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-2 of this Form 10-K, and include (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Equity; and (4) Notes to Financial Statements.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
FINANCIAL STATEMENTS
JANUARY 31, 2011

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and
Stockholders of Avalon Holding Group Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Avalon Holding Group Inc. (A Development Stage Company) (The Company) as of January 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2011, and for the period from July 28, 2008 (date of inception) to January 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avalon Holding Group Inc. (a Development Stage Company) as of January 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2011, and the period from July 28, 2008 (date of inception) to January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates, CPA’s Inc.”
Murray, Utah
May 11, 2011

Avalon Holding Group, Inc
(A Development Stage Company)
BALANCE SHEETS
	January 31, 2011	January 31, 2010

Current
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payable	$18,003	$3,991
Advances	9,000	-
Advances from director	12,935	6,850

Total Liabilities	$39,938	$10,841

Stockholders’ (Deficit)

Common stock, $0.001 par value, 500,000,000 shares
Authorized;
121,320,000 shares issued and outstanding	$121,320	$121,320

Additional paid-in-capital	(92,820)	(92,820)
Deficit accumulated during the development stage	(68,438)	(39,341)

Total Stockholders’ (Deficit)	$(39,938)	$(10,841)

Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these statements.

 Avalon Holding Group, Inc
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Year Ended January 31, 2011		Year Ended January 31, 2010	From Inception on July 28, 2008 to January 31, 2011

Revenue

Revenue		$-		$446	$446
Total revenue		$-		446	$446

Expenses
General and administrative expenses		29,097		28,870	58,984
Depreciation		-		965	965
Total expenses		29,097		29,835	59,949

Loss before other items and taxes		(29,097)		(29,835)	(59,503)

Loss on disposal of equipment		-		(8,935)	(8,935)
				-
Net Loss		$(29,097)		$(38,324)	$(68,438)

Loss per common share – basic and diluted	$	Nil	$	Nil

Weighted Average Number of common shares outstanding – basic and diluted		121,320,000		121,320,000

The accompanying notes are an integral part of these statements.

Avalon Holding Group, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT)
From Inception on July 28, 2008 to January 31, 2011

Memo: September 29, 2010 Stock split 24:1	Number of common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated During development stage	Total
Balance as of July 28, 2008 Common shares issued for cash at $0.00004 November 20 ,2008	72,000,000	$72,000	$-	$-	$3,000
Common shares issued for cash at $0.0002 January 12, 2009	28,800,000	28,800		-	6,000
Common shares issued for cash at $0.00083 January 27, 2009	18,600,000	18,600		-	15,500
Common shares issued for cash at $0.002	1,920,000	1,920	(92,820)	-	4,000
Net Loss	-	-	-	(1,017)	(1,017)

Balance as of January 31,2009	121,320,000	121,320	(92,820)	(1,017)	27,483
Net Loss	-	-	-	(38,324)	(38,324)
Balance as of January 31, 2010	121,320,000	121,320	(92,820)	(39,341)	(10,841)
Net loss	-	-	-	(29,097)	(29,097)
Balance as of January 31, 2011	121,320,000	$121,320	$(92,820)	$(68,438)	$(39,938)

The accompanying notes are an integral part of these statements.

Avalon Holding Group, Inc
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended January 31, 2011	Year Ended January 31, 2010	From Inception on July 28, 2008 to January 31, 2011

Operating Activities
Net loss	$(29,097)	$(38,324)	$(68,438)
Depreciation	-	965	965
Loss on disposal of equipment	-	8,935	8,935
Changes in current assets and liabilities Accounts payable	14,012	3,991	18,003

Net Cash used in operating activities	(15,085)	(24,433)	(40,535)

Investing Activities
Purchase of vending equipment	-	-	(9,900)
Net cash used in investing activities	-	-	(9,900)

Financing Activities
Advances (Note 7)	9,000	-	9,000
Advances from director (Note 8)	6,085	5,390	12,935
Issuance of common stock (Note 5)	-	-	28,500
Net cash provided by financing activities	15,085	5,390	50,435

Net increase (decrease) in cash and equivalents	-	(19,043)	-
Cash at beginning of the year	-	19,043	-

Cash at end of the year	$-	$-	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these statements.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011
=

1.  ORGANIZATION AND BUSINESS OPERATIONS

a)	Organization
AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

b)	Development Stage Activities
The Company is in the development stage as defined under ASC 915 formerly Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and commenced operations in the entertainment and amusement industry by placing and operating amusement gaming machines in public venues with high traffic flow in Russia. For the period from inception on July 28, 2008 through January 31, 2011, the Company has generated $446 in revenues and has accumulated losses of $68,438.

Based upon our business plan, we are a development stage enterprise, and we present our financial statements in conformity with the accounting principles generally accepted in the United States of America.  As a development stage enterprise, we disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from our inception to the current balance sheet date.

2.  BASIS OF PRESENTATION – GOING CONCERN

Our accompanying audited financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from the period from inception on July 28, 2008 through January 31, 2011, we have incurred losses of $68,438, and have working capital deficit of $39,938.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

Our financial statements do not include any adjustments that might result from these uncertainties.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

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

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935.   The Company has no property and equipment of value as of January 31, 2011.

c)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At January 31, 2011 and 2010, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

d)	Estimated Fair Value of Financial Instruments
The carrying value of our financial instruments, consisting of accounts payable, approximates their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

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

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

4.  RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

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

In January 2009, the Company issued 18,600,000 shares of common stock at a price of $0.00083 per share for total cash proceeds of $15,500.

In January 2009, the Company also issued 1,920,000 shares of common stock at a price of $0.002 per share for total cash proceeds of $4,000.

On September 29, 2010, a forward split 24:1 was approved and enacted.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2011

6.   INCOME TAXES

As of January 31, 2011, the Company had net operating loss carry forwards of approximately $68,438 that may be available to reduce future years’ taxable income through 2031. The approximate deferred tax asset of $24,000 has been fully offset by a valuation allowance, as its realization is determined not likely to occur.

7.   ADVANCES

Advances from a non-related third party as of January 31, 2011 totaled of $9,000 (January 31, 2010 - $Nil).  The amounts due are non-interest bearing, unsecured and are due upon demand.

8.  RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related party:

Advances from a director as of January 31, 2011 totaled $12,935 (January 31, 2010 - $6,850). The amounts due are non-interest bearing, unsecured and are due upon demand. The amounts and dates of the advances are as follows:

Date	Amount
October 28, 2009	$4,068
January 31, 2010	2,782
April 30, 2010	4,159
July 31, 2010	400
November 18, 2010	1,526
Total advances payable to a director	$12,935

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of January 31, 2011, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency.  The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

ITEM 9B.                      OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions of our current directors and executive officers:

Name                                           Age                                Offices Held
Phil Jennings                                           69                                Director, President, Secretary and Treasurer

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

ITEM 11.                      EXECUTIVE COMPENSATION.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned as of May 12, 2011, by: (a) each person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (b) each of our directors, and (c) our executive officers and our directors as a group.  Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock.  As of May 12, 2011, there were 121,320,000 shares of Common Stock outstanding.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class1
Common	Nikolai Karamkov Saekoja St 1703 Tartu Estonia 50106	9,600,000	7.91%
Common	Tamara Gileva 3/2 Yahtennaya St., Suite 15 St. Petersburg Russia 197374	62,400,000	51.43%
Common	Phillip Jennings - Director, Pres., Secretary and Treasurer 6536 102nd Place NE Kirland, WA 98033	-0-	0%
Common	Directors and officers as a group (1)	-0-	0%
 (1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

We have not sold any securities within the past three (3) years without registering the securities under the Securities Act of 1933.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, Madsen & Associates, during the fiscal year ended January 31, 2010, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q was $5,115 and a total of $6,000 was paid to Jewitt Schwartz Wolfe and Associates during that fiscal year was. We also paid a total of $8,400 to our prior auditors, Seale & Beers, CPAs, and Moore & Associates, for the review of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year ended January 31, 2010.

We incurred $4,175 to auditors for audit related fees during the fiscal year ended January 31, 2011.

Audit Related Fees.

We incurred no Audit Related Fees during the years ended January 31, 2011 and 2010.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended January 31, 2011.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal year ended January 31, 2011.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

ITEM 15.                      EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of May, 2011.

AVALON HOLDING GROUP INC.

Date: May 16, 2011                                                      By: /s/ Phillip Jennings_____________
Name: Phillip Jennings
Title: President, principal executive officer, Secretary, Treasurer, principal financial officer and principal accounting officer