Form 10-Q
period 2011-04-30
Avalon Holding Group, Inc.
filed 2011-06-20
CIK 1453684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-157618


                           AVALON HOLDING GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                26-3608086
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   6536 102nd Place NE, Kirland, WA 98033 USA
                    (Address of principal executive offices)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                       Accelerated filer [ ]

Non-accelerated filer [ ]                         Smaller reporting company  [X]
(Do not check if a smaller reporting company)

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

Number of shares outstanding of the registrant's class of common stock as of May 12, 2011, 121,320,000.

                            AVALON HOLDING GROUP, INC
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                 APRIL 30, 2011




BALANCE SHEET                                                                  2

STATEMENTS OF OPERATIONS                                                       3

STATEMENTS OF CASH FLOWS                                                       4

NOTES TO THE FINANCIAL STATEMENTS                                              5

                            Avalon Holding Group, Inc
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                         April 30,         January 31,
                                                                           2011               2011
                                                                         --------           --------
                                                                       (unaudited)         (audited)
CURRENT
  Cash                                                                   $     --           $     --
  Total Current Assets                                                         --                 --
                                                                         --------           --------

      TOTAL ASSETS                                                       $     --           $     --
                                                                         ========           ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                       $ 18,681           $ 18,003
  Advances                                                                  9,000              9,000
  Advances from director                                                   12,935             12,935
                                                                         --------           --------
      TOTAL LIABILITIES                                                    40,616             39,938
                                                                         --------           --------

STOCKHOLDERS' (DEFICIT)
  Common stock, $0.001 par value, 500,000,000 shares
    Authorized;
      121,320,000 shares issued and outstanding                           121,320            121,320
  Additional paid-in-capital                                              (92,820)           (92,820)
  Deficit accumulated during the development stage                        (69,116)           (68,438)
                                                                         --------           --------
      TOTAL STOCKHOLDERS' (DEFICIT)                                       (40,616)           (39,938)
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $     --           $     --
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                            Avalon Holding Group, Inc
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                               Three Months           Three Months        From Inception on
                                                                  Ended                  Ended             July 28, 2008 to
                                                                 April 30,              April 30,              April 30,
                                                                   2011                   2010                   2011
                                                               ------------           ------------           ------------
REVENUE
  Revenue                                                      $         --           $         --           $        446
                                                               ------------           ------------           ------------
Total revenue                                                            --                     --                    446
                                                               ------------           ------------           ------------

EXPENSES
  General and administrative expenses                                   678                  5,270                 59,662
  Depreciation                                                           --                     --                    965
                                                               ------------           ------------           ------------
Total expenses                                                          678                  5,270                 60,627
                                                               ------------           ------------           ------------
Loss before other items and taxes                                      (678)                (5,270)               (60,181)

Loss on disposal of equipment                                            --                     --                 (8,935)
                                                               ------------           ------------           ------------

NET LOSS                                                       $       (678)          $     (5,270)          $    (69,116)
                                                               ============           ============           ============

LOSS PER COMMON SHARE - BASIC AND DILUTED                      $        Nil           $        Nil
                                                               ------------           ------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-
BASIC AND DILUTED                                               121,320,000            121,320,000
                                                               ============           ============


   The accompanying notes are an integral part of these financial statements.

                            Avalon Holding Group, Inc
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                             Three Month       Three Month    From Inception on
                                                            Period Ended      Period Ended     July 28, 2008 to
                                                              April 30,         April 30,          April 30,
                                                                2011              2010               2011
                                                              --------          --------           --------
OPERATING ACTIVITIES
  Net loss                                                    $   (678)         $ (5,270)          $(69,116)
  Depreciation                                                      --                --                965
  Loss on disposal of equipment                                     --                --              8,935
    Changes in current assets and liabilities
    Accounts payable                                               678             1,224             18,681
                                                              --------          --------           --------
           NET CASH USED IN OPERATING ACTIVITIES                    --            (4,046)           (40,535)
                                                              --------          --------           --------
INVESTING ACTIVITIES
  Purchase of vending equipment                                     --                --             (9,900)
                                                              --------          --------           --------
           NET CASH USED IN INVESTING ACTIVITIES                    --                --             (9,900)
                                                              --------          --------           --------

FINANCING ACTIVITIES
  Advances (Note 7)                                                 --                --              9,000
  Advances from director (Note 8)                                   --             4,046             12,935
  Issuance of common stock (Note 5)                                 --                --             28,500
                                                              --------          --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                --             4,046             50,435
                                                              --------          --------           --------
Net increase (decrease) in cash and equivalents                     --                --                 --
Cash at beginning of the period                                     --                --                 --
                                                              --------          --------           --------

Cash at end of the period                                     $     --          $     --           $     --
                                                              ========          ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
  Interest                                                    $     --          $     --           $     --
                                                              ========          ========           ========
  Income taxes                                                $     --          $     --           $     --
                                                              ========          ========           ========
  Non-cash Activities                                         $     --          $     --           $     --
                                                              ========          ========           ========


   The accompanying notes are an integral part of these financial statements.

                            Avalon Holding Group, Inc
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 April 30, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS OPERATIONS

a) Organization

AVALON HOLDING GROUP, INC ("the Company") was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

b) Development Stage Activities

The Company is in the development stage as defined under ASC 915 formerly Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") and commenced operations in the entertainment and amusement industry by placing and operating amusement gaming machines in public venues with high traffic flow in Russia. For the period from inception on July 28, 2008 through April 30, 2011, the Company has generated $446 in revenues and has accumulated losses of $69,116.

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

2. BASIS OF PRESENTATION - GOING CONCERN

Our accompanying interim financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. However, we have minimal business operations to date. In addition, from the period from inception on July 28, 2008 through April 30, 2011, we have incurred losses of $69,116, and have working capital deficit of $40,616. These matters raise substantial doubt about our ability to continue as going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability. While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful. In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

Our financial statements do not include any adjustments that might result from these uncertainties.

3. SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding our financial statements. Our financial statements and notes are representations of our management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America ("GAAP") and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

a) Income Taxes

We have adopted the ASC subtopic 740-10 (formerly Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes"). ASC 740-10 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We provide deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not.

b) Property and Equipment

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes. Useful lives range from 3 to 5 years. We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935. The Company has no property and equipment of value as of April 30, 2011.

c) Basic and Diluted Loss Per Share

In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 - "Earnings Per Share"), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2011 and January 31, 2011, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d) Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of accounts payable, approximates their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

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

h) Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company's annual report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as April 30, 2011 and related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended January 31, 2012.

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

6. INCOME TAXES

As of April 30, 2011, the Company had net operating loss carry forwards of approximately $69,116 that may be available to reduce future years' taxable income through 2032. The approximate deferred tax asset of $24,000 has been fully offset by a valuation allowance, as its realization is determined not likely to occur. The net operating loss carryforwards will begin to expire in 2028.

7. ADVANCES

Advances from a non-related third party as of April 30, 2011 totaled of $9,000 (January 31, 2011 - $9,000). The amounts due are non-interest bearing, unsecured and are due upon demand.

8. RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related party:

Advances from a director as of April 30, 2011 totaled $12,935  (January 31, 2011
- $12,935). The amounts due are non-interest bearing, unsecured and are due upon demand. The amounts and dates of the advances are as follows:

             Date                                           Amount
             ----                                           ------

             October 28, 2009                              $ 4,068
             January 31, 2010                                2,782
             April 30, 2010                                  4,159
             July 31, 2010                                     400
             November 18, 2010                               1,526
                                                           -------

             Total advances payable to a director          $12,935
                                                           =======

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated on July 28, 2008 under the laws of the State of Nevada. Our principal offices were located at 3/2 Yahtennaya Street, Suite 158, St. Petersburg, Russia 197374. In September 2009, we relocated our principal offices to 6536 102nd Place NE, Kirland, WA 98033 USA. Our telephone number is 206-947-5639. Our fiscal year end is January 31.

During our first year of operations, we intended to commence operations in the entertainment and amusement industry. We purchased coin operated amusement machines for the purpose of placing and operating them in public venues with high traffic flow in Russia. We were initially focused on four amusement games, "Arm Wrestling Game", "Hammer Game", "Kicking Game" and "Punching Game" and place them in places such as nightclubs, bars, pubs, cinemas and amusement complexes. Strength testing amusement games have been around for many years, and prior management believed that if placed in high traffic location can be high revenue producers.

Since our inception, we have purchased three such machines from our supplier, "Punchline Europe". Our business strategy was to continue acquiring and placing additional amusement machines in as many places in different cities of Russia as possible.

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

THREE MONTH PERIOD ENDED APRIL 30, 2011

Our net loss for the three month period ended April 30, 2011 was $678, compared to a loss of $5,270 during the same period from the prior fiscal year. During the three month period ended April 30, 2011, we did not generate any revenue and incurred general and administrative expenses of $678, compared to $5,270 in 2010. The decrease in our general and administrative expenses for the three month period ended April 30, 2011, compared to the same period from the prior fiscal year was due to decreased legal and accounting expenses.

The weighted average number of shares outstanding was 121,320,000 for the three month period ended April 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED APRIL 30, 2011

As at April 30, 2011, and 2010, we had no assets. As at April 30, 2011, our total liabilities were $40,616, which resulted in a working capital deficit of $40,616, compared to total liabilities of $39,938 and a working capital deficit of $39,938 as of January 31, 2010. The increase in our working capital deficit was due to an increase in accounts payable of $678 incurred during the three month period ended April 30, 2011.

Stockholders deficit increased from $39,938 for the year ended January 31, 2010 to $40,616 for the three month period ended April 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2011, net cash flows used in operating activities was $678 consisting primarily of a net loss of $678 and changes in accounts payable of $678. Net cash flows used in operating activities was $40,535 for the period from inception July 28, 2008 to April 30, 2011.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three month period ended April 30, 2011, we did not generate net cash flows from investing activities. For the period from inception July 28, 2008 to April 30, 2011, net cash used in investing activities was $9,900 used to purchase vending equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the period from inception July 28, 2008 to April 30, 2011, net cash provided by financing activities was $50,435. During the three month period ended April 30, 2011, there was no financing activities.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit
Number                             Description
------                             -----------

31.1          Section 302 Certification - Chief Executive Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this June 20, 2011.

                                         AVALON HOLDING GROUP, INC.


                                         By: /s/ Phillip Jennings
                                             -----------------------------------
                                         Name:  Phillip Jennings
                                         Title: President (Principal Executive
                                                Officer) Treasurer (Principal
                                                Financial Officer and Principal
                                                Accounting Officer)