Form 10-Q
period 2011-07-31
Avalon Holding Group, Inc.
filed 2011-09-14
CIK 1453684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of September 12, 2011:  121,320,000

AVALON HOLDING GROUP, INC
(A Development Stage Company)
FINANCIAL STATEMENTS
JULY 31, 2011

Page

BALANCE SHEET	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CASH FLOWS	6

NOTES TO THE FINANCIAL STATEMENTS	7 to 10

Avalon Holding Group, Inc
(A Development Stage Company)
BALANCE SHEETS

	July 31, 2011 (unaudited)	January 31, 2011 (audited)

Current
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable	$3,661	$18,003
Advances	9,000	9,000
Advances from director	32,614	12,935

Total Liabilities	$45,275	$39,938

Stockholders’ (Deficit)

Common stock, $0.001 par value, 500,000,000 shares
Authorized;
121,320,000 shares issued and outstanding	$121,320	$121,320
Additional paid-in-capital	(92,820	(92,820)
Deficit accumulated during the development stage	(73,775	(68,438)

Total Stockholders’ (Deficit)	$(45,275	$(39,938)

Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

 Avalon Holding Group, Inc
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

	Six Months Ended July 31, 2011	Six Months Ended July 31, 2010	From Inception on July 28, 2008 to July 31, 2011

Revenue
Revenue	$-	$-	$446
Total revenue	$-	-	$446

Expenses
General and administrative	5,337	18,243	64,321
Depreciation	-	-	965
Total expenses	5,337	18,243	65,286

Loss before other income (expense):	(5,337)	(18,243)	(64,840)

Loss on disposal of equipment	-	-	(8,935)
		-
Net Loss	$(5,337)	$(18,243)	$(73,775)

Loss per common share – basic and diluted	$-	$-

Weighted Average Number of common shares outstanding – basic and diluted	121,320,000	121,320,000

The accompanying notes are an integral part of these financial statements.

Avalon Holding Group, Inc
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)
	Six Months Ended July 31, 2011	Six Months Ended July 31, 2010	From Inception on July 28, 2008 to July 31, 2011

Operating Activities
Net loss	$(5,337)	$(18,243)	$(73,775)
Depreciation	-	-	965
Loss on disposal of equipment	-	-	8,935
Changes in operating assets and liabilities:
Accounts payable	(14,342)	13,684	3,661
Net Cash used in operating activities	(19,679)	(4,559)	(60,214)

Investing Activities
Purchase of vending equipment	-	-	(9,900)
Net cash used in investing activities	-	-	(9,900)

Financing Activities
Advances (Note 7)	-	-	9,000
Advances from director (Note 8)	19,679	4,559	32,614
Issuance of common stock (Note 5)	-	-	28,500
Net cash provided by financing activities	19,679	4,559	70,114

Net increase (decrease) in cash and equivalents	-	-	-
Cash at beginning of the period	-	-	-

Cash at end of the period	$-	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011
 (Unaudited)

1.  ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS OPERATIONS

a)	Organization
AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

b)	Development Stage Activities
The Company is in the development stage as defined under ASC 915 and commenced operations in the entertainment and amusement industry by placing and operating amusement gaming machines in public venues with high traffic flow in Russia. For the period from inception on July 28, 2008 through July 31, 2011, the Company has generated $446 in revenues and has accumulated losses of $73,775.

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

2.  GOING CONCERN

Our accompanying interim financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from the period from inception on July 28, 2008 through July 31, 2011, we have incurred losses of $73,775, and have working capital deficit of $45,275.  These matters raise substantial doubt about our ability to continue as going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional advances from related parties, and equity funding, which will enable the Company to operate for the coming year.

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

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011
 (Unaudited)
3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

a)	Income Taxes

We have adopted the ASC subtopic 740-10.  ASC 740-10 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We provide deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not.

b)	Property and Equipment

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935.   The Company has no property and equipment of value as of July 31, 2011.

c)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At July 31, 2011 and January 31, 2011, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)	Fair Value of Financial Instruments
The carrying value of our financial instruments, consisting of accounts payable, approximates their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

e)	Revenue Recognition
It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10.  Under ASC 605-10, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011
 (Unaudited)

3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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
Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of six months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value.

h)	Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared  in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company’s annual report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as July 31, 2011 and related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended January 31, 2012.

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

On September 29, 2010, a forward split 24:1 was approved and enacted. All share references in these financial statements have been retroactively adjusted for this forward split.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011
 (Unaudited)

6.   INCOME TAXES

As of July 31, 2011, the Company had net operating loss carry forwards of approximately $73,775 that may be available to reduce future years’ taxable income through 2032. The approximate deferred tax asset of $25,000 has been fully offset by a valuation allowance, as its realization is determined not likely to occur. The net operating loss carryforwards will begin to expire in 2028.

7.   ADVANCES

Advances from a non-related third party as of July 31, 2011 totaled of $9,000 (January 31, 2011 - $9,000).  The amounts due are non-interest bearing, unsecured and are due upon demand.

8.  RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related party:

Advances from a director as of July 31, 2011 totaled $32,614 (January 31, 2011 - $12,935). The amounts due are non-interest bearing, unsecured and are due upon demand. The amounts and dates of the advances are as follows:

Date	Amount
October 28, 2009	$4,068
January 31, 2010	2,782
April 30, 2010	4,159
July 31, 2010	400
November 18, 2010	1,526
July 31, 2011	19,679
Total advances payable to a director	$32,614

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since our inception, we have purchased six such machines from our supplier, “Punchline Europe”. Our business strategy was to continue acquiring and placing additional amusement machines in as many places in different cities of Russia as possible.

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

Six month period ended July 31, 2011

Our net loss for the six month period ended July 31, 2011 was $5,337, compared to a loss of $18,243 during the same period from the prior fiscal year. During the six month period ended July 31, 2011, we did not generate any revenue and incurred general and administrative expenses of $5,337, compared to $18,243 in 2010. The decrease in our general and administrative expenses for the six month period ended July 31, 2011, compared to the same period from the prior fiscal year was due to decreased legal and accounting expenses.

The weighted average number of shares outstanding was 121,320,000 for the six month period ended July 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Six month period ended July 31, 2011

As at July 31, 2011, and January 31, 2011, we had no assets.  As at July 31, 2011, our total liabilities were $45,275, which resulted in a working capital deficit of $45,275, compared to total liabilities of $39,938 and a working capital deficit of $39,938 as of January 31, 2011. The increase in our working capital deficit was due to a decrease in accounts payable of $14,342 and an increase in advances from director of $19,679 incurred during the six month period ended July 31, 2011.

Stockholders deficit increased from $39,938 for the year ended January 31, 2011 to $45,275 for the six month period ended July 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended July 31, 2011, net cash flows used in operating activities was $19,679 consisting of a net loss of $5,337 and changes in accounts payable of $14,342. Net cash flows used in operating activities was $60,214 for the period from inception July 28, 2008 to July 31, 2011.

Cash Flows from Investing Activities

For the six month period ended July 31, 2011, we did not generate net cash flows from investing activities. For the period from inception July 28, 2008 to July 31, 2011, net cash used in investing activities was $9,900 used to purchase vending equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from director or the issuance of equity and debt instruments. For the period from inception July 28, 2008 to July 31, 2011, net cash provided by financing activities was $70,114. During the six month period ended July 31, 2011, we generated $19,679 in advances from director.

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

We currently do not any have cash. However, our current sole officer and director has personally committed to provide up to an aggregate amount of $30,000 in funds to meet our operational needs. We believe that with this commitment we have sufficient cash resources to satisfy our needs through the middle of October 2011. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to acquire new business and generate revenue from such new business in sufficient quantity and on a profitable basis.  To the extent that we require additional funds, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

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

GOING CONCERN

The independent auditors' report accompanying our July 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this September 14, 2011.

AVALON HOLDING GROUP, INC.

Date: September 14, 2011	By:	/s/ Phillip Jennings
Name: Phillip Jennings
Title: President (principal executive officer), Treasurer (principal financial officer and principal accounting officer)