Form 10-Q
period 2011-10-31
Avalon Holding Group, Inc.
filed 2011-12-14
CIK 1453684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Number of shares outstanding of the registrant’s class of common stock as of December 12, 2011: 121,320,000.

Avalon Holding Group, Inc.
INDEX TO THE FORM 10-Q
For the quarterly period ended October 31, 2010

PART I

ITEM 1.                  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended October 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Page

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-8

Avalon Holding Group, Inc
(A Development Stage Company)
BALANCE SHEETS
 (Unaudited)

	October 31, 2011 (unaudited)	January 31, 2011 (audited)

Current
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable	$3,165	$18,003
Advances	9,000	9,000
Advances from director	41,142	12,935
Total Liabilities	$53,307	$39,938

Stockholders’ (Deficit)
Common stock, $0.001 par value, 500,000,000 shares. Authorized; 121,320,000 shares issued and outstanding	$121,320	$121,320
Additional paid-in-capital	(92,820	(92,820)
Deficit accumulated during the development stage	(81,807	(68,438)

Total Stockholders’ (Deficit)	$(53,307	$(39,938)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

 Avalon Holding Group, Inc
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

	Nine Months Ended October 31, 2011	Nine Months Ended October 31, 2010	From Inception on July 28, 2008 to October 31, 2011

Revenue
Revenue	$-	$-	$446
Total revenue	$-	-	$446

Expenses
General and administrative expenses	13,369	26,700	72,353
Depreciation	-	-	965
Total expenses	13,369	26,700	73,318

Loss before other items and taxes	(13,369)	(26,700)	(72,872)

Loss on disposal of equipment	-	-	(8,935)
		-
Net Loss	$(13,369)	$(26,700)	$(81,807)

Loss per common share – basic and diluted	$Nil	$Nil

Weighted Average Number of common shares outstanding – basic and diluted	121,320,000	121,320,000

The accompanying notes are an integral part of these financial statements.

Avalon Holding Group, Inc
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Month Ended October 31, 2011	Three Months Ended October 31, 2010

Revenue

Revenue	$-	$-
Total revenue	$-	-

Expenses
General and administrative expenses	8,032	8,457
Depreciation	-	-
Total expenses	8,032	8,457

		-
Net Loss	$(8,032)	$(8,457)

Loss per common share – basic and diluted	$Nil	$Nil

Weighted Average Number of common shares outstanding – basic and diluted	121,320,000	121,320,000

The accompanying notes are an integral part of these financial statements.

Avalon Holding Group, Inc
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)
	Nine Month Period Ended October 31, 2011	Nine Month Period Ended October 31, 2010	From Inception on July 28, 2008 October 31, 2011

Operating Activities
Net loss	$(13,369)	$(26,700)	$(81,807)
Depreciation	-	-	965
Loss on disposal of equipment	-	-	8,935
Changes in current assets and liabilities:
Accounts payable	(14,838)	11,026	3,165
Net Cash used in operating activities	(28,207)	(15,674)	(68,742)

Investing Activities
Purchase of vending equipment	-	-	(9,900)
Net cash used in investing activities	-	-	(9,900)

Financing Activities
Advances payable (Note 7)	-	11,115	9,000
Advances from director (Note 8)	28,207	4,559	41,142
Issuance of common stock (Note 5)	-	-	28,500
Net cash provided by financing activities	28,207	15,674	78,642

Net increase (decrease) in cash and equivalents	-	-	-
Cash at beginning of the period	-	-	-

Cash at end of the period	$-	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2011
 (Unaudited)

1.  ORGANIZATION AND BUSINESS OPERATIONS

a)	Organization
AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

b)	Development Stage Activities
The Company is in the development stage as defined under ASC 915 and commenced operations in the entertainment and amusement industry by placing and operating amusement gaming machines in public venues with high traffic flow in Russia. For the period from inception on July 28, 2008 through October 31, 2011, the Company has generated $446 in revenues and has accumulated losses of $81,807.

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

2.  BASIS OF PRESENTATION – GOING CONCERN

Our accompanying interim financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from the period from inception on July 28, 2008 through October 31, 2011, we have incurred losses of $81,807, and have working capital deficit of $53,307.  These matters raise substantial doubt about our ability to continue as going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

Our financial statements do not include any adjustments that might result from these uncertainties.

3.      SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding our financial statements.  Our financial statements and notes are representations of our management who is responsible for their integrity and objectivity.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)

3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935.   The Company has no property and equipment of value as of October 31, 2011.

c)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 – “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At October 31, 2011 and January 31, 2011, we had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2011
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

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared  in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company’s annual report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as October 31, 2011 and related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended January 31, 2012.

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

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)

6.   INCOME TAXES

As of October 31, 2011, the Company had net operating loss carry forwards of approximately $81,807 that may be available to reduce future years’ taxable income through 2032. The approximate deferred tax asset of $28,000 has been fully offset by a valuation allowance, as its realization is determined not likely to occur. The net operating loss carryforwards will begin to expire in 2028.

7.   ADVANCES

Advances from a non-related third party as of October 31, 2011 totaled of $9,000 (January 31, 2011 - $9,000).  The amounts due are non-interest bearing, unsecured and are due upon demand.

8.  RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with a related party:

Advances from a director as of October 31, 2011 totaled $41,142 (January 31, 2011 - $12,935). The amounts due are non-interest bearing, unsecured and are due upon demand. The amounts and dates of the advances are as follows:

Date	Amount
October 28, 2009	$4,068
January 31, 2010	2,782
April 30, 2010	4,159
July 31, 2010	400
November 18, 2010	1,526
July 31, 2011	19,679
October 31, 2011	8,528
Total advances payable to a director	$41,142

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of the Nine Month Periods ended October 31, 2011 and 2010

Our net loss for the nine month period ended October 31, 2011 was $13,369, compared to a loss of $26,700 during the same period from the prior fiscal year. During the nine month period ended October 31, 2011, we did not generate any revenue and incurred general and administrative expenses of $13,369, compared to $26,700 for the same period in 2010. The decrease in our general and administrative expenses for the nine month period ended October 31, 2011, compared to the same period from the prior fiscal year was due to decreased legal and accounting expenses.

The weighted average number of shares outstanding was 121,320,000 for the nine month period ended October 31, 2011.

Comparison of the Three Month Periods ended October 31, 2011 and 2010

Our net loss for the three month period ended October 31, 2011 was $8,032, compared to a loss of $8,457 during the same period from the prior fiscal year. During the three month period ended October 31, 2011, we did not generate any revenue and incurred general and administrative expenses of $8,032, compared to $8,457 for the same period in 2010. The slight decrease in our general and administrative expenses for the three month period ended October 31, 2011, compared to the same period from the prior fiscal year was due to decreased legal and accounting expenses.

The weighted average number of shares outstanding was 121,320,000 for the three month period ended October 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2011, and 2010, we had no assets.  As at October 31, 2011, our total liabilities were $53,307, which resulted in a working capital deficit of $53,307, compared to total liabilities of $39,938 and a working capital deficit of $39,938 as of January 31, 2011. The increase in our working capital deficit was due an increase in advances from director of $28,207 during the period, offset partially by a decrease in accounts payable of $14,838.

Stockholders deficit increased from $39,938 for the year ended January 31, 2011 to $53,307 for the nine month period ended October 31, 2011.

Nine month periods ended October 31, 2011 and 2010

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended October 31, 2011, net cash flows used in operating activities was $28,207 (2010 - $15,674) consisting primarily of a net loss of $13,369 (2010 - $26,700) and changes in accounts payable of $(14,838) (2010 - $11,026). Net cash flows used in operating activities was $68,742 for the period from inception July 28, 2008 to October 31, 2011.

Cash Flows from Investing Activities

For the nine month period ended October 31, 2011 or 2010, we did not generate net cash flows from investing activities. For the period from inception July 28, 2008 to October 31, 2011, net cash used in investing activities was $9,900 used to purchase vending equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments.  For the nine month period ended October 31, 2011, cash flows provided by financing activities was $28,207 (2010 - $15,674) which for the current period, were advances from a director.  For the period from inception July 28, 2008 to October 31, 2011, net cash provided by financing activities was $78,642.

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

We currently do not any have cash. However, our current officers and directors have personally committed to provide up to an aggregate amount of $50,000 in funds to meet our operational needs. We believe that with this commitment we have sufficient cash resources to satisfy our needs through the end of March 2012. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to acquire new business and generate revenue from such new business in sufficient quantity and on a profitable basis.  To the extent that we require additional funds, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this December 14, 2011.

AVALON HOLDING GROUP, INC.

By:  /s/ Phillip Jennings
Name: Phillip Jennings
Title: President (principal executive officer), Treasurer (principal financial officer and principal accounting officer)