Form 10-K
period 2012-01-31
Avalon Holding Group, Inc.
filed 2012-05-14
CIK 1453684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended January 31, 2012

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to __________ to ______________

Commission File Number: 333-119566

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ] No [ X ]

    Net revenues for our most recent fiscal year: $ 0.00

    Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on the average bid and asked price of such common equity, as of July 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter: $ 0.00.

    Number of common voting shares issued and outstanding as of April 27, 2012, 121,320,000 shares of common stock

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

Transitional Small Business Disclosure Format (Check one): _____Yes          X     No

PART I

ITEM 1.                      BUSINESS

We were incorporated on July 28, 2008 under the laws of the State of Nevada.  Our principal offices are loctaed at 6536 102nd Place NE, Kirland, WA 98033 USA. Our telephone number is 206-947-5639. Our fiscal year end is January 31.

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

In 2010, we determined that we would not be able to generate significant revenues from sales in the area of coin operated amusement machines. During the period ended October 31, 2009, due to the high cost of maintaining the operations of the company in Russia, we took a loss for the historical value of our vending machines and wrote them off on our balance sheet. We have abandoned the machines and are looking for new business ventures to be engaged in. Currently, we do not have any operations or assets.

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

Unproven Profitably Due to Lack of Operating History Makes an Investment in Us an Investment in an Unproven Venture.

We were formed on July 28, 2008.  Since our date of inception, we have had no significant revenues or operations and we have few assets.  If we cannot obtain new assets and a business objective and then successfully implement our business strategies, we may not be able to generate sufficient revenues to operate profitably.  Insufficient revenues would result in termination of our operations, as we cannot fund unprofitable operations unless additional equity or debt financing is obtained.

Our Independent Auditors’ Report States that there is a Substantial Doubt that we will be able to Continue as a Going Concern.

Our independent auditors, Madsen & Associates, Certified Public Accountants, state in their audit report, that since we have minimal business operations to date and losses to date of $85,581, there is a substantial doubt that we will be able to continue as a going concern.

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

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable

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

Fiscal Year Ended January 31, 2012

Quarter Ended	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
High	$0.00	$0.00	$0.00	$0.00
Low	$0.00	$0.00	$0.00	$0.00

Fiscal year ended January 31, 2011

Quarter Ended	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
High	$0.00	$0.00	$0.00	$0.00
Low	$0.00	$0.00	$0.00	$0.00

 (b)  Holders

As of April 27, 2012, there were 33 holders of record of our common stock.

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

GENERAL

We were incorporated on July 28, 2008 under the laws of the state of Nevada.  Our principal offices are located at  6536 102nd Place NE, Kirland, WA 98033 USA. Our telephone number is 206-947-5639.     Our fiscal year end is January 31.

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

In 2010, we determined that we are unable to generate significant revenues from sales during the period ended October 31, 2009, due to the high cost of maintaining the operations of the company in Russia, we took a loss for the historical value of our vending machines and wrote them off on our balance sheet. We have abandoned the machines and are looking for new business ventures to be engaged in. Currently, we do not have any operations or assets.

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

Year Ended January 31, 2012

Our net loss for the year ended January 31, 2012 was $17,143, compared to a loss of $29,097 during the same period from the prior fiscal year. During the year ended January 31, 2012, we did not generate any revenue and incurred general and administrative expenses of $17,143, compared to $29,097 in 2011. The decrease in our general and administrative expenses for the year ended January 31, 2012, compared to the same period from the prior fiscal year was due mainly to decreases in legal and audit fees.

The weighted average number of shares outstanding was 121,320,000 for the year ended January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2012, and 2011, we had no assets.  As at January 31, 2012, our total liabilities were $57,081, which resulted in a working capital deficit of $57,081, compared to total liabilities of $39,938 and a working capital deficit of $39,938 as of January 31, 2011. The increase in our working capital deficit was due to a decrease in accounts payable of $14,820 and an increase in advances from director of $31,963 incurred during the year ended January 31, 2012.

Stockholders deficit increased from $39,938 for the year ended January 31, 2011 to $57,081 for the year ended January 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended January 31, 2012, net cash flows used in operating activities was $31,963 consisting of a net loss of $17,143  and changes in accounts payable of $14,820. Net cash flows used in operating activities was $72,498 for the period from inception July 28, 2008 to January 31, 2012.

Cash Flows from Investing Activities

For the year ended January 31, 2012, we did not generate net cash flows from investing activities. For the period from inception July 28, 2008 to January 31, 2012, net cash used in investing activities was $9,900 used to purchase vending equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from director or the issuance of equity and debt instruments.  For the year ended January 31, 2012, cash flows provided by financing activities was $31,963 which were advances from a director.  For the period from inception July 28, 2008 to January 31, 2012, net cash provided by financing activities was $82,398.
.
PLAN OF OPERATION AND FUNDING

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing in our Form 10-K for the year  ended January 31, 2012.

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

We currently do not any have cash. However, our sole officer and director has personally committed to provide up to an aggregate amount of $25,000 in funds to meet our operational needs. We believe that with this commitment we have sufficient cash resources to satisfy our needs through December 2012. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to acquire new business and generate revenue from such new business in sufficient quantity and on a profitable basis.  To the extent that we require additional funds, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

AVALON HOLDING GROUP, INC
(A Development Stage Company)
FINANCIAL STATEMENTS
JANUARY 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Avalon Holding Group Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Avalon Holding Group, Inc. (A Development Stage Company) (The Company) as of January 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the two-year period ended January 31, 2012, and the period from July 28, 2008 (date of inception) to January 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avalon Holding Group, Inc. (A Development Stage Company) as of January 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2012, and the period from July 28, 2008 (date of inception) to January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah
April 26, 2012

Avalon Holding Group, Inc
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2012	January 31, 2011

Current
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payable	$3,183	$18,003
Advances	9,000	9,000
Advances from director	44,898	12,935

Total Liabilities	$57,081	$39,938

Stockholders’ (Deficit)

Common stock, $0.001 par value, 500,000,000 shares
Authorized;
121,320,000 shares issued and outstanding	$121,320	$121,320

Additional paid-in-capital	(92,820)	(92,820)
Deficit accumulated during the development stage	(85,581)	(68,438)

Total Stockholders’ (Deficit)	$(57,081)	$(39,938)

Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

 Avalon Holding Group, Inc
(A Development Stage Company)
STATEMENTS OF OPERATIONS
	Year Ended January 31, 2012	Year Ended January 31, 2011	From Inception on July 28, 2008 to January 31, 2012

Revenue

Revenue	$-	$-	$446
Total revenue	$-	-	$446

Expenses
General and administrative expenses	17,143	29,097	76,127
Depreciation	-	-	965
Total expenses	17,143	29,097	77,092

Loss before other items and taxes	(17,143)	(29,097)	(76,646)

Loss on disposal of equipment	-	-	(8,935)
		-
Net Loss	$(17,143)	$(29,097)	$(85,581)

Loss per common share – basic and diluted	$Nil	$Nil

Weighted Average Number of common shares outstanding – basic and diluted	121,320,000	121,320,000

The accompanying notes are an integral part of these financial statements.

Avalon Holding Group, Inc
STATEMENT OF STOCKHOLDERS’ (DEFICIT)
From Inception on July 28, 2008 to January 31, 2012

Memo: September 29, 2010 Stock split 24:1	Number of common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated During development stage	Total
Balance as of July 28, 2008	-	-	-	-	-
November 3, 2008 Common shares issued for cash at $0.00004	72,000,000	$72,000	$-	$-	$3,000
November 20 ,2008 Common shares issued for cash at $0.0002	28,800,000	28,800	-	-	6,000
January 12, 2009 Common shares issued for cash at $0.00083	18,600,000	18,600	-	-	15,500
January 27, 2009 Common shares issued for cash at $0.002	1,920,000	1,920	(92,820)	-	4,000
Net Loss	-	-	-	(1,017)	(1,017)
Balance as of January 31,2009	121,320,000	121,320	(92,820)	(1,017)	27,483
Net Loss	-	-	-	(38,324)	(38,324)
Balance as of January 31, 2010	121,320,000	121,320	(92,820)	(39,341)	(10,841)
Net loss	-	-	-	(29,097)	(29,097)
Balance as of January 31, 2011	121,320,000	121,320	(92,820)	(68,438)	(39,938)
Net loss	-	-	-	(17,143)	(17,143)
Balance as of January 31, 2012	121,320,000	$121,320	$(92,820)	$(85,581)	$(57,081)

The accompanying notes are an integral part of these statements.

Avalon Holding Group, Inc
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Period Ended January 31, 2012	Year Period Ended January 31, 2011	From Inception on July 28, 2008 January 31, 2012

Operating Activities
Net loss	$(17,143)	$(29,097)	$(85,581)
Depreciation	-	-	965
Loss on disposal of equipment	-	-	8,935
Changes in current assets and liabilities
Accounts payable	(14,820)	14,012	3,183
Net Cash used in operating activities	(31,963)	(15,085)	(72,498)

Investing Activities
Purchase of vending equipment	-	-	(9,900)
Net cash used in investing activities	-	-	(9,900)

Financing Activities
Loans payable (Note 7)	-	9,000	9,000
Advances from director (Note 8)	31,963	6,085	44,898
Issuance of common stock (Note 5)	-	-	28,500
Net cash provided by financing activities	31,963	15,085	82,398

Net increase (decrease) in cash and equivalents	-	-	-
Cash at beginning of the period	-	-	-

Cash at end of the period	$-	$-	$-
Supplemental cash flow information:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012

1.  ORGANIZATION AND BUSINESS OPERATIONS

a)	Organization

AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

b)	Development Stage Activities

The Company is in the development stage as defined under ASC 915 and commenced operations in the entertainment and amusement industry by placing and operating amusement gaming machines in public venues with high traffic flow in Russia. For the period from inception on July 28, 2008 through January 31, 2012, the Company has generated $446 in revenues and has accumulated losses of $85,581.

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

2.  BASIS OF PRESENTATION – GOING CONCERN

Our accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from the period from inception on July 28, 2008 through January 31, 2012, we have incurred losses of $85,581, and have a working capital deficit of $57,081.  These matters raise substantial doubt about our ability to continue as going concern. The management of the Company has developed a strategy to acquire the necessary working capital to operate for the coming year, from director advances and additional equity investment. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.   While management believes these plans will provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.

Our financial statements do not include any adjustments that might result from these uncertainties.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012

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

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935.   The Company has no property and equipment of value as of January 31, 2012.

c)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At January 31, 2012 and January 31, 2011, we had no stock equivalents that were dilutive.

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
January 31, 2012

3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

On September 29, 2010, a forward split 24:1 was approved and enacted. All common share references in these financial statements have been retroactively adjusted for this forward split.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012

6.   INCOME TAXES

As of January 31, 2012, the Company had net operating loss carry forwards of approximately $85,581 that may be available to reduce future years’ taxable income through 2032. The approximate deferred tax asset of $29,000 has been fully offset by a valuation allowance, as its realization is determined not likely to occur. The net operating loss carryforwards will begin to expire in 2030.

7.   ADVANCES

Advances from a non-related third party as of January 31, 2012 totaled of $9,000 (January 31, 2011 - $9,000).  The advances are non-interest bearing, unsecured and are due upon demand.

8.  RELATED PARTY TRANSACTIONS

                The Company entered into the following transactions with related party:

Advances from a director as of January 31, 2011 totaled $44,898 (January 31, 2011 - $12,935). The advances are non-interest bearing, unsecured and are due upon demand. The amounts and dates of the advances are as follows:

Date	Amount
October 28, 2009	$4,068
January 31, 2010	2,782
April 30, 2010	4,159
July 31, 2010	400
November 18, 2010	1,526
July 31, 2011	19,679
October 31, 2011	8,528
January 31, 2012	3,756
Total advances payable to a director	$44,898

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of January 31, 2012, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency.  The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned as of April 27, 2012, by: (a) each person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (b) each of our directors, and (c) our executive officers and our directors as a group.  Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock.  As of April 27, 2012, there were 121,320,000 shares of Common Stock outstanding.

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

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, Madsen & Associates CPA’s, Inc., during the fiscal years ended January 31, 2012 and 2011, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q was $7,055 and $5,115, respectively. A total of $6,000 was paid to Jewitt Schwartz Wolfe and Associates for audit and review services during the fiscal year ended January 31, 2011.

Audit Related Fees.

We incurred no Audit Related Fees during the years ended January 31, 2012, and 2011.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended January 31, 2012.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal year ended January 31, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of May, 2011.

AVALON HOLDING GROUP INC.

Date: May 11, 2012	By:	/s/Phillip Jennings
Name: Phillip Jennings
Title: President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: __/s/ Phillip Jennings___________
Name: Phillip Jennings
Title: President, principal executive officer, Secretary, Treasurer, principal financial officer, principal accounting officer and member of the Board of Directors
Date: May 11, 2012