Form 10-Q
period 2012-04-30
Avalon Holding Group, Inc.
filed 2012-06-13
CIK 1453684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of June 12, 2012, 121,320,000.

PART I

ITEM 1.        FINANCIAL STATEMENTS

AVALON HOLDING GROUP, INC
(A Development Stage Company)
FINANCIAL STATEMENTS
APRIL 30, 2012

Page

BALANCE SHEET	F-1

STATEMENTS OF OPERATIONS	F-2

STATEMENTS OF CASH FLOWS	F-3

NOTES TO THE FINANCIAL STATEMENTS	F-4 to F-8

Avalon Holding Group, Inc.
(A Development Stage Company)
BALANCE SHEETS

	April 30, 2012 (unaudited)	January 31, 2012 (audited)

Current
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable	$1,217	$3,183
Advances	9,000	9,000
Advances from director	51,737	44,898
Total Liabilities	$61,954	57,081

Stockholders’ (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized; 121,320,000 shares issued and outstanding	$121,320	$121,320
Additional paid-in-capital	(92,820)	(92,820)
Deficit accumulated during the development stage	(90,454)	(85,581)

Total Stockholders’ (Deficit)	$(61,954)	$(57,081)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

Avalon Holding Group, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Month Ended April 30, 2012	Three Months Ended April 30, 2011	From Inception on July 28, 2008 to April 30, 2012

Revenue

Revenue	$-	$-	$446
Total revenue	$-	-	$446

Expenses
General and administrative expenses	4,873	678	81,000
Depreciation	-	-	965
Total expenses	4,873	678	81,965

Loss before other items and taxes	(4,873)	(678)	(81,519)

Loss on disposal of equipment	-	-	(8,935)
		-
Net Loss	$(4,873)	$(678)	$(90,454)

Loss per common share – basic and diluted	$Nil	$Nil

Weighted Average Number of common shares outstanding – basic and diluted	121,320,000	121,320,000

The accompanying notes are an integral part of these financial statements.

Avalon Holding Group, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)
	Three Month Period Ended April 30, 2012	Three Month Period Ended April 30,2011	From Inception on July 28, 2008 to April 30, 2012

Operating Activities
Net loss	$(4,873)	$(678)	$(90,454)
Depreciation	-	-	965
Loss on disposal of equipment	-	-	8,935
Changes in current assets and liabilities:
Accounts payable	(1,966)	678	1,217
Net Cash used in operating activities	(6,839)	-	(79,337)

Investing Activities
Purchase of vending equipment	-	-	(9,900)
Net cash used in investing activities	-	-	(9,900)

Financing Activities
Advances payable (Note 7)	-	-	9,000
Advances from director (Note 8)	6,839	-	51,737
Issuance of common stock (Note 5)	-	-	28,500
Net cash provided by financing activities	6,839	-	89,237

Net increase (decrease) in cash and equivalents	-	-	-
Cash at beginning of the period	-	-	-

Cash at end of the period	$-	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2012
 (Unaudited)

1.  ORGANIZATION AND BUSINESS OPERATIONS

a)	Organization
AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

b)	Development Stage Activities
The Company is in the development stage as defined under ASC 915 and commenced operations in the entertainment and amusement industry by placing and operating amusement gaming machines in public venues with high traffic flow in Russia. For the period from inception on July 28, 2008 through April 30, 2012, the Company has generated $446 in revenues and has accumulated losses of $90,454.

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

2.  BASIS OF PRESENTATION – GOING CONCERN

Our accompanying interim financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from inception on July 28, 2008 through April 30, 2012, we have incurred losses of $90,454, and have working capital deficit of $61,954.  These matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

Our financial statements do not include any adjustments that might result from these uncertainties.

3.      SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding our financial statements.  Our financial statements and notes are representations of our management who is responsible for their integrity and objectivity.

AVALON HOLDING GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2012
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
Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935.   The Company has no property and equipment of value as of April 30, 2012.

c)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At April 30, 2012, and January 31, 2012, we had no stock equivalents that were dilutive.

AVALON HOLDING GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2012
(Unaudited)

3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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
The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company’s annual report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as April 30, 2012 and related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented

AVALON HOLDING GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2012
(Unaudited)

3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

are not necessarily indicative of the results to be expected for the year ended January 31, 2013.

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

6.   INCOME TAXES

As of April 30, 2012, the Company had net operating loss carry forwards of approximately $90,454 that may be available to reduce future years’ taxable income through 2033. The approximate deferred tax asset of 31,700 has been fully offset by a valuation allowance, as its realization is determined not likely to occur. The net operating loss carryforwards will begin to expire in 2030.

7.   ADVANCES

Advances from a non-related third party as of April 30, 2012, totaled of $9,000 (January 31, 2012 - $9,000).  The amounts due are non-interest bearing, unsecured and are due upon demand.

AVALON HOLDING GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2012
(Unaudited)

8.  RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with a related party:

Advances from a director as of April 30, 2012 totaled $51,737 (January 31, 2012 - $44,898). The amounts due are non-interest bearing, unsecured and are due upon demand. The amounts and dates of the advances are as follows:

Date	Amount
October 28, 2009	$4,068
January 31, 2010	2,782
April 30, 2010	4,159
July 31, 2010	400
November 18, 2010	1,526
July 31, 2011	19,679
October 31, 2011	8,528
January 31, 2012	3,756
April 30, 2012	6,839
Total advances payable to a director	$51,737

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Due to the high cost of maintaining the operations of the company in Russia, and our inability to generate significant revenues, we disposed of our vending machine equipment and recorded a loss on disposal of equipment in our statement of operations during the period ended October 31, 2009. We are looking for new business ventures to be engaged in. Currently, we do not have any operations or assets.

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

Comparison of the Three Month Periods ended April 30, 2012, and 2011.

Our net loss for the three month period ended April 30, 2012, was $4,873, compared to a loss of $678 during the same period from the prior fiscal year. During the three month period ended April 30, 2012, we did not generate any revenue and incurred general and administrative expenses of $4,873, compared to $678 for the same period in 2011. The increase in our general and administrative expenses for the three month period ended April 30, 2012, compared to the same period from the prior fiscal year was due to increased audit, legal and filing expenses.

The weighted average number of shares outstanding was 121,320,000 for the three month period ended April 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2012, and 2011, we had no assets.  As at April 30, 2012, our total liabilities were $61,954, which resulted in a working capital deficit of $61,954 compared to total liabilities of $57,081 and a working capital deficit of $57,081 as of January 31, 2012. The increase in our working capital deficit was due an increase in advances from director of $6,839 during the period, offset partially by a decrease in accounts payable of $1,966.

Stockholders’ deficit increased from $57,081 as of January 31, 2012, to $61,954 as of April 30, 2012.

Three month periods ended April 30, 2012 and 2011

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2012, net cash flows used in operating activities was $6,839 (2011 - $nil) consisting primarily of a net loss of $4,873 (2011 - $678) and a decrease in accounts payable of $1,966 (increase 2011 - $678). Net cash flows used in operating activities was $79,337 for the period from inception July 28, 2008, to April 30, 2012.

Cash Flows from Investing Activities

For the three month period ended April 30, 2012, or 2011, we did not generate net cash flows from investing activities. For the period from inception July 28, 2008, to April 30, 2012, net cash used in investing activities was $9,900 used to purchase vending equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments.  For the three month period ended April 30, 2012, cash flows provided by financing activities was $6,839 (2011 - $nil) which for the current period, were advances from a director.  For the period from inception July 28, 2008, to April 30, 2012, net cash provided by financing activities was $89,237.

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

We currently do not have any cash. However, our current officers and directors have personally committed to provide up to an aggregate amount of $60,000 in funds to meet our operational needs. We believe that with this commitment we have sufficient cash resources to satisfy our needs through the end of July 2012. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to acquire new business and generate revenue from such new business in sufficient quantity and on a profitable basis.  To the extent that we require additional funds, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

The recent and continuing downturn in the U.S. economy has had an effect on our ability to generate revenues and to attract long-term financing for our operations. The downturn in the U.S. economy has also made it more difficult to find investors that either have capital to invest or are willing to put capital at risk by investing in our company. We anticipate that both effects of the current economic recession will continue to hinder our abilities to become a profitable company and to grow our operations.

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2012, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this June 11, 2012.

AVALON HOLDING GROUP, INC.

Date: June 12, 2012	By:	/s/ Phillip Jennings
Name: Phillip Jennings
Title: President (Principal Executive Officer), Treasurer (Principal Financial and Principal Accounting Officer)