Form 10-Q
period 2012-07-31
Avalon Holding Group, Inc.
filed 2012-09-14
CIK 1453684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of August 31, 2012:  121,320,000.

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
FINANCIAL STATEMENTS
JULY 31, 2011

BALANCE SHEET	F-1

STATEMENTS OF OPERATIONS	F-2

STATEMENTS OF CASH FLOWS	F-4

NOTES TO THE FINANCIAL STATEMENTS	F-5

Avalon Holding Group, Inc.
(A Development Stage Company)
BALANCE SHEETS

	July 31, 2012 (unaudited)	January 31, 2012 (audited)

Current
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable	$15,727	$3,183
Advances	-	9,000
Advances from director	-	44,898
Total Liabilities	$15,727	57,081

Stockholders’ (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized; 121,320,000 shares issued and outstanding	$121,320	$121,320
Additional paid-in-capital	(36,712)	(92,820)
Deficit accumulated during the development stage	(100,335)	(85,581)

Total Stockholders’ (Deficit)	$(15,727)	$(57,081)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

Avalon Holding Group, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Month Ended July 31, 2012	Three Months Ended July 31, 2011

Revenue

Revenue	$-	$-
Total revenue	$-	-

Expenses
General and administrative expenses	18,881	4,659
Depreciation	-	-
Total expenses	18,881	4,659

Loss before other items and taxes	(18,881)	(4,659)

Gain on forgiveness of debt	9,000	-
Loss on disposal of equipment	-	-
		-
Net Loss	$(9,881)	$(4,659)

Loss per common share – basic and diluted	$Nil	$Nil

Weighted Average Number of common shares outstanding – basic and diluted	121,320,000	121,320,000

The accompanying notes are an integral part of these financial statements.

Avalon Holding Group, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

	Six Month Ended July 31, 2012	Six Months Ended July 31, 2011	From Inception on July 28, 2008 to July 31, 2012

Revenue

Revenue	$-	$-	$446
Total revenue	$-	-	$446

Expenses
General and administrative expenses	23,754	5,337	99,881
Depreciation	-	-	965
Total expenses	23,754	5,337	100,846

Loss before other items and taxes	(23,754)	(5,337)	(100,400)

Gain on forgiveness of debt	9,000	-	9,000
Loss on disposal of equipment	-	-	(8,935)
		-
Net Loss	$(14,754)	$(5,337)	$(100,335)

Loss per common share – basic and diluted	$Nil	$Nil

Weighted Average Number of common shares outstanding – basic and diluted	121,320,000	121,320,000

Avalon Holding Group, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Month Period Ended July 31, 2012	Six Month Period Ended July 31,2011	From Inception on July 28, 2008 to July 31, 2012

Operating Activities
Net loss	$(14,754)	$(5,337)	$(100,335)
Depreciation	-	-	965
Loss on disposal of equipment	-	-	8,935
Gain on debt forgiveness (Note 7)	(9,000)	-	(9,000)
Changes in operating assets and liabilities:
Accounts payable	12,544	(14,342)	15,727
Net Cash used in operating activities	(11,210)	(19,679)	(83,708)

Investing Activities
Purchase of vending equipment	-	-	(9,900)
Net cash used in investing activities	-	-	(9,900)

Financing Activities
Advances payable (Note 7)	-	-	9,000
Advances from director (Note 8)	11,210	19,679	56,108
Issuance of common stock (Note 5)	-	-	28,500
Net cash provided by financing activities	11,210	19,679	93,608

Net increase (decrease) in cash and equivalents	-	-	-
Cash at beginning of the period	-	-	-

Cash at end of the period	$-	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Supplemental disclosure of non-cash financing activities:
Contribution to paid –in capital by director (Note 8)	$56,108	-	56,108
Non-Cash Activities	$56,108	$-	$56,108

The accompanying notes are an integral part of these financial statements.

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2012
 (Unaudited)

1.  ORGANIZATION AND BUSINESS OPERATIONS

a)	Organization
AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

b)	Development Stage Activities
The Company is in the development stage as defined under ASC 915 and commenced operations in the entertainment and amusement industry by placing and operating amusement gaming machines in public venues with high traffic flow in Russia. For the period from inception on July 28, 2008 through July 31, 2012, the Company has generated $446 in revenues and has accumulated losses of $100,335.

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

2.  BASIS OF PRESENTATION – GOING CONCERN

Our accompanying interim financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from inception on July 28, 2008 through July 31, 2012, we have incurred losses of $100,335, and have working capital deficit of $15,727.  These matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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
July 31, 2012
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
Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935.   The Company has no property and equipment of value as of July 31, 2012.

c)	Basic and Diluted Loss Per Share
In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At July 31, 2012 and January 31, 2012, we had no stock equivalents that were dilutive.

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

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2012
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
The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared  in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company’s annual report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as July 31, 2012 and related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended January 31, 2013.

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

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

6.   INCOME TAXES

As of July 31, 2012, the Company had net operating loss carry forwards of approximately $100,335 that may be available to reduce future years’ taxable income through 2033. The approximate deferred tax asset of $ 35,100 has been fully offset by a valuation allowance, as its realization is determined not likely to occur. The net operating loss carryforwards will begin to expire in 2030.

7.   ADVANCES

Advances from a non-related third party as of July 31, 2012 of $nil (January 31, 2012 - $9,000).  The amounts due were non-interest bearing, unsecured and due upon demand. On July 1, 2012, the Company entered into a written forgiveness of debt agreement with the provider of the advance to forgive a total of $9,000 that was previously advanced. As a result of this transaction, the Company recorded a gain on forgiveness of debt of $9,000 for the period ended July 31, 2012.

8.  RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with a related party:

Advances from a director as of July 31, 2012 totaled $nil (January 31, 2012 - $44,898). The amounts due were non-interest bearing, unsecured and due upon demand. The amounts and dates of the advances are as follows:

Date	Amount
October 28, 2009		$4,068
January 31, 2010		2,782
April 30, 2010		4,159
July 31, 2010		400
November 18, 2010		1,526
July 31, 2011		19,679
October 31, 2011		8,528
January 31, 2012		3,756
April 30, 2012		6,839
May 31, 2012		4,371
Total advances payable to a director		56,108
Contribution to capital by a director		(56,108)
Advances payable to director, as at July 31, 2012	$	nil

AVALON HOLDING GROUP, INC
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

8. RELATED PARTY TRANSACTIONS (cont'd)

On July 1, 2012, a director entered into a written contribution to capital agreement with the Company for a total of $56,108 in related party advances previously advanced to the Company.  As of July 31, 2012, this has been recorded as donated capital by increasing additional paid-in capital.  There are no advances from related parties as of July 31, 2012.

Included in accounts payable is $10,295, which is payable to a director, and of which $10,000 is for management fees and $295 is for operational expenses paid on behalf of the Company.

During the six month period ended July 31, 2012, the Company accrued management fees of $10,000 (2011 - $nil) for the director.

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

RESULTS OF OPERATIONS

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

Comparison of the Six Month Periods ended July 31, 2012 and 2011

Our net loss for the six month period ended July 31, 2012 was $14,754 compared to a loss of $5,337 during the same period from the prior fiscal year. During the six month period ended July 31, 2012, we did not generate any revenue and incurred general and administrative expenses of $23,754, compared to $5,337 for the same period in 2011. The increase in our general and administrative expenses for the six month period ended July 31, 2012, compared to the same period from the prior fiscal year was due to increased management fees, audit, accounting, legal and filing expenses.

The weighted average number of shares outstanding was 121,320,000 for the six month period ended July 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2012, and 2011, we had no assets.  As at July 31, 2012, our total liabilities were $15,727, which resulted in a working capital deficit of $15,727 compared to total liabilities of $57,081 and a working capital deficit of $57,081 as of January 31, 2012. The decrease in our working capital deficit was due to the forgiveness of debt and advances being contributed to capital during the period.

Stockholders’ deficit decreased from $57,081 as of January 31, 2012 to $15,727 as of July 31, 2012.

Six month periods ended July 31, 2012 and 2011

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended July 31, 2012, net cash flows used in operating activities was $11,210 (2011 - $19,679) consisting primarily of a net loss of $14,754 (2011 - $5,337) and a increase in accounts payable of $12,544 (increase 2011 - $14,342). Net cash flows used in operating activities was $83,708 for the period from inception July 28, 2008 to July 31, 2012.

Cash Flows from Investing Activities

For the six month period ended July 31, 2012 or 2011, we did not generate net cash flows from investing activities. For the period from inception July 28, 2008 to July 31, 2012, net cash used in investing activities was $9,900 used to purchase vending equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments.  For the six month period ended July 31, 2012, cash flows provided by financing activities was $11,210 (2011 - $19,679) which for the current period, were advances from a director.  For the period from inception July 28, 2008 to July 31, 2012, net cash provided by financing activities was $93,608.

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

We currently do not have any cash. However, our current officers and directors have personally committed to provide up to an aggregate amount of $60,000 in funds to meet our operational needs. We believe that with this commitment we have sufficient cash resources to satisfy our needs through the end of October 2012. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to acquire new business and generate revenue from such new business in sufficient quantity and on a profitable basis.  To the extent that we require additional funds, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this September 13, 2012

AVALON HOLDING GROUP, INC.

Date: September 13, 2012	By:	/s/ Phillip Jennings
Name: Phillip Jennings
Title: President (principal executive officer)Treasurer (principal financial officer and principal accounting officer)