Form 10-Q
period 2012-10-31
Avalon Holding Group, Inc.
filed 2012-12-26
CIK 1453684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012 or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to________________________________________________

Commission File Number 000-54065

AVALON HOLDING GROUP, INC.
(Exact name of registrant as specified in it’s charter)

Nevada	26-3608086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6536 102nd Place NE, Kirkland, WA 98033 USA
(Address of principal executive offices)(Zip Code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of December 21, 2012: 121,320,000.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON HOLDING GROUP, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012
(Unaudited)

AVALON HOLDING GROUP, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2012	January 31, 2012
	(Unaudited)
ASSETS
CURRENT
Cash	$207,120	$-
Prepaid royalty fees	50,000
Inventory	8,800

TOTAL ASSETS	$265,920	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$26,282	$3,183
Promissory note	301,925	9,000
Advances from a director	25,100	44,898

TOTAL LIABILITIES	353,307	57,081

STOCKHOLDERS’ (DEFICIT)
Common stock
500,000,000 shares authorized, at $0.001 par value,
121,320,000 shares issued and outstanding (January 31, 2012 –121,320,000)	121,320	121,320
Additional paid-in capital	(36,712)	(92,820)
Deficit accumulated during the development stage	(171,995)	(85,581)

TOTAL STOCKHOLDERS’ (DEFICIT)	(87,387)	(57,081)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$265,920	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC.
 (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31		Nine Months Ended October 31		July 28, 2008 (inception) to October 31,
	2012	2011	2012	2011	2012

REVENUE

Revenue	$-	$-	$-	$-	$446
Cost of Goods	-	-	-	-	-
TOTAL REVENUE	$-	$-	$-	$-	$446

EXPENSES
General and administrative expenses	$26,274	$8,032	40,028	$13,369	$116,155
Advertising & Marketing expense	39,325	-	39,325	-	39,325
Management fees	5,000	-	15,000	-	15,000
Depreciation	-	-	-	-	965
TOTAL EXPENSES	70,599	8,032	94,353	13,369	171,445

Loss from operations	(70,599)	(8,032)	(94,353)	(13,369)	(170,999)

Gain on forgiveness of debt	-	-	9,000	-	9,000
Interest expense	(1,061)	-	(1,061)	-	(1,061)
Loss on disposal of equipment	-	-	-	-	(8,935)

NET INCOME (LOSS)	$(71,660)	$(8,032)	$(86,414)	$(13,369)	$(171,995)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	121,320,00	121,320,000	121,320,000	121,320,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended October 31, 2012	Nine months ended October 31, 2011	July 28, 2008 (inception) to October 31, 2012

OPERATING ACTIVITIES
Net loss for the period	$(86,414)	$(13,369)	$(171,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	965
Loss on disposal of equipment	-	-	8,935
Gain on debt forgiveness	(9,000)	-	(9,000)
Expenses paid by third party on behalf of the Company	51,925	-	51,925
Expenses paid by related party on behalf of the Company	11,505	-	11,505
Changes in operating assets and liabilities:
Inventory	(8,800)	-	(8,800)
Prepaid royalty fees	(50,000)	-	(50,000)
Accounts payable and accrued expenses	23,099	(14,838)	26,282

NET CASH USED IN OPERATING ACTIVITIES	(67,685)	(28,207)	(140,183)

INVESTING ACTIVITIES:
Purchase of vending equipment	-	-	(9,900)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,900)

FINANCING ACTIVITIES
Advances payable	-	-	9,000
Proceeds from promissory note	250,000	-	250,000
Advances from director	25,100	28,207	69,998
Payments to director	(295)	-	(295)
Issuance of common stock	-	-	28,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	274,805	28,207	357,203

NET INCREASE IN CASH	207,120	-	207,120

CASH, BEGINNING	-	-	-

CASH, ENDING	$207,120	$-	$207,120

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Advances contributed to capital by Director	$56,108	$-	$56,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012 (Unaudited)

1.  ORGANIZATION AND BUSINESS OPERATIONS

a)	Organization
  AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

  On September 28, 2012, the Company incorporated a new fully owned company (“subsidiary”) under the laws of the State of Nevada, U.S. The new subsidiary is called PAINMASTER PRODUCT, INC.

b)	Development Stage Activities
The Company is in the development stage as defined under ASC 915.  Avalon Holding Group, Inc., under its new fully owned subsidiary, Painmaster Products, Inc., ceased operations in the entertainment and amusement gaming machines business within Russia. The Company now intends through its wholly owned subsidiary Painmaster Products, Inc. to license, manufacture, market and distribute, within the United States and Canada, a Micro Current Therapy patch that is drug free, non-invasive and proven to control pain and promote healing.

Based upon our business plan, we are a development stage enterprise, and we present our financial statements in conformity with the accounting principles generally accepted in the United States of America.  As a development stage enterprise, we disclose the deficit accumulated during the development stage and the cumulative consolidated statements of operations and consolidated cash flows from our inception to the current consolidated balance sheet date.

2.  BASIS OF PRESENTATION – GOING CONCERN

Our accompanying interim consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from inception on July 28, 2008 through October 31, 2012, we have incurred losses of $171,995, and have working capital deficit of $87,387.  These matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

Our consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

AVALON HOLDING GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012 (Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

b)	Property and Equipment

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes. Useful lives range from 3 to 5 years. We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935. The Company has no property and equipment of value as of October 31, 2012.

c)	Principles of consolidation

The Company consolidates its subsidiary and the entity it controls through a majority voting interest or otherwise, for which the Company is the primary beneficiary pursuant to Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ACS 810”).

d)	Basic and Diluted Loss Per Share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2012 and January 31, 2012, we had no common stock equivalents that were dilutive.

e)	Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of accounts payable, approximates their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

f)	Revenue Recognition

It is our policy that revenues will be recognized in accordance with ASC subtopic 605-10. Under ASC 605-10, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

g)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

h)	Cash and Cash Equivalents

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value.

i)	Inventory

We value our inventories at the lower of cost, determined on a first-in, first-out method, or market value. Market value for the product is based on replacement costs. Our inventory consists solely of finished goods. We review inventories on hand at least quarterly and record provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and obsolete finished product.

AVALON HOLDING GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012 (Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Interim Financial Statement

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the company’s annual report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as October 31, 2012 and related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended January 31, 2013.

k)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its consolidated financial statements.

5.  MARKETING AGREEMENT

On September 26, 2012 Painmaster Products Inc. (“Painmaster’) entered into a Marketing Agreement (“Agreement”) with Newmark, Inc. (“Newmark”).  This Agreement grants to Painmaster the exclusive license to all intellectual property owned by or licensed to Newmark or its affiliates associated with the product to use in the field of alleviating pain (the “Field”), including, without limitations, all patents, technology, inventions, know-how, processes and trademarks for the term of ten (10) years with an automatic renewal of another ten (10) years.  Painmaster has the right to terminate the Agreement at the end of any one year period at its own discretion. The Territory this Agreement covers is the United States and Canada including each of their respective, territories and possessions.

Compensation
Within five (5) days of signing the Agreement Painmaster shall pay to Newmark fifty thousand dollars ($50,000 - the amount has been paid). Further Painmaster shall pay to Newmark the sum of seven hundred thousand dollars ($700,000), of which seventy thousand dollars ($70,000) shall be paid monthly commencing on April 15, 2013 and continuing on the 15th of each of the nine succeeding months.  The total of seven hundred thousand dollars ($700,000) and the fifty thousand dollar ($50,000) payment shall be considered an advance on Royalties payments.  These sums shall be non-refundable even if Royalties do not exceed total amount advanced.

Royalty Payments
Newmark shall receive from Painmaster an amount equal to three percent (3%) of all Net Sales of the DRTV marketing campaign. Newmark also shall receive from Painmaster ten per cent (10%) of all retail and wholesale revenue of any kind (the “Retail Sales Royalties”), less the $750,000 previously advanced to Newmark. The Retail Sales Royalty rate shall be reduced to 7.5% once aggregate Royalties/Advances (irrespective of Retail, wholesale or DRTV marketing) has totaled two million dollars ($2,000,000).  The Retail Sales Royalty rate shall be further reduced to 5% once aggregate Royalties/Advances (irrespective of Retail, wholesale or DRTV marketing) has totaled five million dollars ($5,000,000).

6.  COMMON STOCK

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

AVALON HOLDING GROUP, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012 (Unaudited)
7.   INCOME TAXES

As of October 31, 2012, the Company had net operating loss carry forwards of approximately $171,995 that may be available to reduce future years’ taxable income through 2033. The approximate deferred tax asset of $58,000 has been fully offset by a valuation allowance, as its realization is determined not likely to occur. The net operating loss carryforwards will begin to expire in 2030.

8.   PROMISSORY NOTE

On October 1, 2012 Painmaster signed a Promissory Note for five hundred thousand dollars ($500,000) with an annual interest rate of 10%, and a default annual interest rate of the lower of 18%, or the maximum rate permitted by law. The Promissory Note is fully secured with a general assignment of all the assets of Painmaster.  The maturity date of the Promissory Note is September 30, 2013. All interest and principal payments are due on the maturity date of the Promissory Note.  Painmaster may draw on the Promissory Note as funds are required.  As of October 31, 2012, the amount owing on the Promissory Note was $301,925, with accrued interest of $1,061.

9.   ADVANCES

Advances from an unrelated third party as of October 31, 2012 of $nil (January 31, 2012 - $9,000).  The amounts due were non-interest bearing, unsecured and due upon demand. On July 1, 2012, the Company entered into a written forgiveness of debt agreement with the provider of the advance to forgive a total of $9,000 that was previously advanced. As a result of this transaction, the Company recorded a gain on forgiveness of debt of $9,000 for the period ended October 31, 2012.

10.  RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with a related party:

On July 1, 2012, the Company’s former CEO contributed advances totaling $56,108 to capital.

During the three months ended October 31, 2012, the CEO advanced $25,100 to the Company and paid expenses on behalf of the Company of $11,505. The CEO was also paid back $295. The advances are non-interest bearing and payable on demand.

Included in accounts payable is $15,000 in management fees, of which $10,000 is payable to a former director, and $5,000 to the new director of the Company.

During the nine month period ended October 31, 2012, the Company accrued management fees of $15,000 (2011 - $nil) for directors.

11.  SUBSEQUENT EVENTS

On November 5, 2012 the Company placed an order to purchase 40,000 additional inventory units of the Micro Current Therapy Unit at a cost of $110,000 to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We do not believe that we will be able to generate significant revenues from sales during the next twelve months in the area of coin operated amusement machines.  On September 28, 2012 the director of the Company resolved to incorporate a new fully owned company (“subsidiary”) under the laws of the State of Nevada, U.S. The new subsidiary is called Painmaster Products, Inc.

Avalon Holding Group, Inc. ceased operations in the entertainment and amusement gaming machines business within Russia. The Company now intends through its wholly owned subsidiary Painmaster Products, Inc. to license, manufacture, market and distribute, within the United States and Canada, a Micro Current Therapy patch that is drug free, non-invasive and proven to control pain and promote healing.

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

Comparison of the Three Month Periods ended October 31, 2012 and 2011

Our net loss for the three month period ended October 31, 2012 was $71,660 compared to a loss of $8,032 during the same period from the prior fiscal year. During the three month period ended October 31, 2012, we did not generate any revenue and incurred General and administrative expense of  $26,274, Advertising & Marketing expense of $39,325, Management fees of $5,000, Gain on forgiveness of debt of nil and Interest expense of $1,061 as compared to General and administrative expense of  $8,032, Advertising & Marketing expense of nil, Management fees of nil Gain on forgiveness of debt of nil and Interest expense of nil for the same period in 2011. The increase in our General and administrative expenses for the three month period ended October 31, 2012, compared to the same period from the prior fiscal year was due to increased audit, accounting, legal and filing expenses. The increase in in our Advertising and Marketing expense and our Management fees was due to operation of our wholly owned subsidiary Painmaster Products, Inc. The increase in interest expense is due to interest on the Promissory note.

Comparison of the Nine Month Periods ended October 31, 2012 and 2011

Our net loss for the nine month period ended October 31, 2012 was $86,414 compared to a loss of $13,369 during the same period from the prior fiscal year. During the nine month period ended October 31, 2012, we did not generate any revenue and incurred General and administrative expense of  $40,028, Advertising & Marketing expense of $39,325, Management fees of $5,000, Gain on forgiveness of debt of $9,000 and Interest expense of $1,061 as compared to General and administrative expense of  $13,369, Advertising & Marketing expense of nil, Management fees of nil Gain on forgiveness of debt of nil and Interest expense of nil for the same period in 2011. The increase in our General and administrative expenses for the nine month period ended October 31, 2012, compared to the same period from the prior fiscal year was due to increased audit, accounting, legal and filing expenses. The increase in in our Advertising and Marketing expense and our Management fees was due to operation of our wholly owned subsidiary Painmaster Product, Inc. The increase in interest expense is due to interest on the Promissory note.

The weighted average number of shares outstanding was 121,320,000 for the nine month period ended October 31, 2012.

 LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2012, and 2011, we had $265,920 in assets comprised of  $207,120 in cash, $50,000 in Prepaid royalty fees and $8,800 in Inventory.  As at October 31, 2012, our total liabilities were $353,307 comprised of Accounts payable and accrued expenses of $26,282, Promissory Note of $301,925 and Advances from a director of  $25,100 compared to total liabilities of $57,08 as of January 31, 2012.

Stockholders’ deficit increased from $57,081 as of January 31, 2012 to $87,387as of October 31, 2012.

PLAN OF OPERATION AND FUNDING

On September 26, 2012 Painmaster Products Inc. (“Painmaster’) entered into a Marketing Agreement (“Agreement”) with Newmark, Inc. (“Newmark”).  This Agreement grants to Painmaster the exclusive license to all intellectual property owned by or licensed to Newmark or its affiliates associated with the product to use in the field of alleviating pain (the “Field”), including, without limitations, all patents, technology, inventions, know-how, processes and trademarks for the term of ten (10) years with an automatic renewal of another ten (10) years.  Painmaster has the right to terminate the Agreement at the end of any one year period at its own discretion. The Territory this Agreement covers is the United States and Canada including each of their respective, territories and possessions.

Compensation
Within five (5) days of signing the Agreement Painmaster shall pay to Newmark fifty thousand dollars ($50,000 - the amount has been paid). Further Painmaster shall pay to Newmark the sum of seven hundred thousand dollars ($700,000), of with seventy thousand dollars ($70,000) shall be paid monthly commencing on April 15, 2013 and continuing on the 15th of each of the nine succeeding months.  The total of seven hundred thousand dollars ($700,000) and the fifty thousand dollar ($50,000) payment shall be considered an advance on Royalties payments.  These sums shall be non-refundable even if Royalties do not exceed total amount advanced.

Royalty Payments
Newmark shall receive from Painmaster an amount equal to three percent (3%) of all Net Salea of the DRTV marketing campaign. Newmark also shall receive from Painmaster ten per cent (10%) of all retail and wholesale revenue of any kind (the “Retail Sales Royalties”), less the $750,000 previously advanced to Newmark. The Retail Sales Royalty rate shall be reduced to 7.5% once aggregate Royalties/Advances (irrespective of Retail, wholesale or DRTV marketing) has totaled two million dollars ($2,000,000).  The Retail Sales Royalty rate shall be further reduced to 5% once aggregate Royalties/Advances (irrespective of Retail, wholesale or DRTV marketing) has totaled five million dollars ($5,000,000).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

Entry into a Material Definitive Agreement

On September 26, 2012 Painmaster Products Inc. (“Painmaster’) entered into a Marketing Agreement (“Agreement”) with Newmark, Inc. “Newmark”).  This Agreement grants to Painmaster the exclusive license to all intellectual property owned by or licensed to Newmark or its affiliates associated with the product to use in the field of alleviating pain (the “Field”), including, without limitations, all patents, technology, inventions, know-how, processes and trademarks for the term of ten (10) years with an automatic renewal of another ten (10) years.  Painmaster has the right to terminate the Agreement at the end of any one year period at its own discretion. The Territory this Agreement covers is the United States and Canada including each of their respective, territories and possessions.

Compensation
Within five (5) days of signing the Agreement Painmaster shall pay to Newmark fifty thousand dollars ($50,000 - the amount has been paid). Further Painmaster shall pay to Newmark the sum of seven hundred thousand dollars ($700,000), of with seventy thousand dollars ($70,000) shall be paid monthly commencing on April 15, 2013 and continuing on the 15th of each of the nine succeeding months.  The total of seven hundred and fifty thousand dollars ($700,000) and the fifty thousand dollar ($50,000) payment shall be considered an advance on Royalties payments.  These sums shall be non-refundable even if Royalties do not exceed total amount advanced.

Royalty Payments
Newmark shall receive from Painmaster an amount equal to three percent (3%) of all Net sale of the DRTV marketing campaign. Newmark also shall receive from Painmaster ten per cent (10%) of all retail and wholesale revenue of any kind (the “Retail Sales Royalties”), less the $750,000 previously advanced to Newmark. The Retail Sales Royalty rate shall be reduced to 7.5% once aggregate Royalties/Advances (irrespective of Retail, wholesale or DRTV marketing) has totalled two million dollars ($2,000,000).  The Retail Sales Royalty rate shall be further reduced to 5% once aggregate Royalties/Advances (irrespective of Retail, wholesale or DRTV marketing) has totalled five million dollars ($5,000,000).

Item 6. Exhibits.

Exhibit 10.1 – Marketing Agreement

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avalon Holding Group Inc.

Date: December 24, 2012	By:	/s/ Paksayakorn Tanawanjinnagul
Name Paksayakorn Tanawanjinnagul
Title Chief Executive Officer