Form 10-K
period 2013-01-31
Avalon Holding Group, Inc.
filed 2013-05-15
CIK 1453684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended January 31, 2013

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

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X] Yes [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of July, 2012 is $0.00

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Number of common voting shares issued and outstanding as of May15, 2013, 121,320,000 shares of common stock

PART I

Item 1. Business.

AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

On September 28, 2012, the Company incorporated a new fully owned company (“subsidiary”) under the laws of the State of Nevada, U.S. The new subsidiary is called Painmaster Product, Inc. Avalon Holding Group, Inc. ceased operations in the entertainment and amusement gaming machines business within Russia. The Company is active in the acquisition and promotion of consumer medical product brands and businesses, and is an investment platform for pursuing synergistic opportunities in the rapidly growing pain management market, an industry estimated to grow from $40 billion to $60 billion in the U.S. by 2015.

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

Item 1A. Risk Factors.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

None

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

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suite, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock, par value $0.001 per share, were quoted on the OTCQB under the symbol “AVLH”.

Fiscal Year Ended January 31, 2013

Quarter Ended	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
High	$0.00	$0.00	$0.00	$0.00
Low	$0.00	$0.00	$0.00	$0.00

Fiscal year ended January 31, 2012

Quarter Ended	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
High	$0.00	$0.00	$0.00	$0.00
Low	$0.00	$0.00	$0.00	$0.00

(b)  Holders

As of May 15, 2013, there were 33 holders of record of our common stock.

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

Stock Purchase Warrants

None.

Stock Purchase Options

None.

Item 6. Selected Financial Data.

The company is a smaller reporting company and is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

We were incorporated on July 28, 2008 under the laws of the state of Nevada. Our principal offices are located at 6536 102nd Place NE, Kirland, WA 98033 USA. Our telephone number is 206-947-5639. Our fiscal year end is January 31.

Avalon Holding Group, Inc. ceased operations in the entertainment and amusement gaming machines business within Russia. The Company is active in the acquisition and promotion of consumer medical product brands and businesses, and is an investment platform for pursuing synergistic opportunities in the rapidly growing pain management market, an industry estimated to grow from $40 billion to $60 billion in the U.S. by 2015.

The Company now intends through its wholly owned subsidiary Painmaster Products, Inc. to license, manufacture, market and distribute, within the United States and Canada, a Micro Current Therapy patch that is drug free, non-invasive and proven to control pain and promote healing.

RESULTS OF OPERATION

Years ended January 31, 2013 and 2012

Because the Company is planning to launch its Painmaster product, we have incurred a significant increase in expenses. Our net loss for the year ended January 31, 2013 was $244,300, compared to a loss of $17,143 during the same period from the prior fiscal year. During the year ended January 31, 2013, we did not generate any revenue and incurred general and administrative expenses of $81,741, advertising and Marketing expenses of $150,689, Management fees of $23,000, interest expense of $10,384 and a gain on forgiveness of debt of $21,514 resulting in a net loss of $244,300. As compared to the year ended January 31, 2012, we did not generate any revenue and incurred general and administrative expenses of $17,143, advertising and Marketing expenses of $nil, Management fees of $nil, interest expense of $nil and a gain on forgiveness of debt of $nil resulting in a net loss of $17,143.
The weighted average number of shares outstanding was 121,320,000 for the year ended January 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2013, we had $355,103 assets consisting of $147,153 in cash, $50,000 in prepaid royalty fees for the Painmaster product, $29,600 in prepaid marketing expense, $10,000 deposit for a video production and Painmaster product inventory of $118,350.  As at January 31, 2012, the Company had no assets.

As at January 31, 2013, our total liabilities were $600,376 comprised of $23,351 in accounts payable and accrued expenses, a promissory note of $551,925 advances of $nil and advances from a director of $25,100 which resulted in a working capital deficit of  $245,723, compared to total liabilities of $57,081, and a working capital deficit of $57,081 as of January 31, 2012. The increase in our working capital deficit was due to an increase in accounts payable of $20,168, a decrease in advances of $9,000, an increase in promissory note of $551,925 and a decrease in advances from director of $19,798 incurred during the year ended January 31, 2013.
Stockholders deficit increased from $57,081 for the year ended January 31, 2012 to $245,273 for the year ended January 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended January 31, 2013, net cash flows used in operating activities was $377,652 consisting of a net loss of $244,300, gain on debt forgiveness of $21,514, expenses paid by third party on behalf of the Company of $51,925, expenses paid by related party on behalf of the Company of $11,505, inventory of $118,350, prepaid royalty fees of $50,000, prepaid expenses of $29,600, a deposit of $10,000 and accounts payable and accrued expenses $32,682 as compared to net cash flows for the year ended January 31, 2012 of $31,963 consisting of a net loss of $17,143 and changes in accounts payable of $14,820.

Cash Flows from Investing Activities

For the years ended January 31, 2013 and 2012, we did not generate net cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from director or the issuance of equity and debt instruments.  On October 1, 2012 Painmaster signed a Promissory Note for five hundred and fifty-two thousand dollars $552,000 with an annual interest rate of 10%, and a default annual interest rate of the lower of 18%, or the maximum rate permitted by law. The Promissory Note is fully secured with a general assignment of all the assets of Painmaster.  The maturity date of the Promissory Note is September 30, 2013. All interest and principal payments are due on the maturity date of the Promissory Note.  Painmaster may draw on the Promissory Note as funds are required.  As of January 31, 2013, the amount owing on the Promissory Note was $551,925, with accrued interest of $10,384.

For the year ended January 31, 2012, cash flows provided by financing activities was $31,963 which were advances from a director.

PLAN OF OPERATION

Over the next twelve months, through its wholly owned subsidiary Painmaster Products, Inc. the Company intends to license, manufacture, market and distribute, within the United States and Canada, a Micro Current Therapy patch that is drug free, non-invasive and proven to control pain and promote healing.  The Painmaster Patch has been successfully prescribed and used by doctors, chiropractors and sports medicine professionals for nearly a decade, but now the company has received FDA clearance to sell direct to consumers for self-administration. Utilizing micro current therapy (MCT), the patch provides both a drug-free solution to pain therapy and an efficient delivery system through localized electrical stimulation treatment delivering continuous relief for up to 250 hours.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Avalon Holding Group, Inc. and Subsidiary
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Avalon Holding Group, Inc. and Subsidiary (a Development Stage Company) (the Company) as of January 31, 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended January 31, 2013, and for the period July 28, 2008 (date of inception) to January 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avalon Holding Group, Inc. and Subsidiary (a Development Stage Company) as of January 31, 2013, and the consolidated results of its operations and its cash flows for the year ended January 31, 2013, and for the period July 28, 2008 (date of inception) to January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception and will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC
Sadler, Gibb & Associates, LLC
Salt Lake City, UT
May 15, 2013

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

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
Murray, Utah
April 26, 2012

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31, 2013	January 31, 2012

ASSETS

CURRENT
Cash	$147,153	$-
Prepaid royalty fees	50,000	-
Prepaid expenses	29,600	-
Deposit	10,000
Inventory	118,350	-

Total Current Assets	355,103	-

TOTAL ASSETS	$355,103	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,351	$3,183
Promissory note	551,925	-
Advances	-	9,000
Advances from a director	25,100	44,898

TOTAL LIABILITIES	600,376	57,081
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock
500,000,000 shares authorized, at $0.001 par value,
121,320,000 shares issued and outstanding (January 31, 2012 –121,320,000)	121,320	121,320
Additional paid-in capital	(36,712)	(92,820)
Deficit accumulated during the development stage	(329,881)	(85,581)

TOTAL STOCKHOLDERS’ DEFICIT	(245,273)	(57,081)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$355,103	$-

The accompanying notes are an integral part of these consolidated financial statements.

AVALON HOLDING GROUP INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended January 31, 2013	Year ended January 31, 2012	Inception (July 28, 2008) to January 31, 2013

REVENUE

Revenue	$-	$-	$446
Cost of Goods Sold	-	-	-

GROSS PROFIT	$-	$-	$446

EXPENSES
General and administrative expenses	$81,741	$17,143	$157,868
Advertising and marketing expenses	150,689	-	150,689
Management fees	23,000	-	23,000
Depreciation	-	-	965

TOTAL EXPENSES	255,430	17,143	332,522

Loss from operations	(255,430)	(17,143)	(332,076)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	21,514	-	21,514
Interest expense	(10,384)	-	(10,384)
Loss on disposal of equipment	-	-	(8,935)
TOTAL OTHER INCOME (EXPENSE)	11,130	-	2,195

NET INCOME (LOSS)	$(244,300)	$(17,143)	$(329,881)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	121,320,000	121,320,000

The accompanying notes are an integral part of these consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JULY 28, 2008) TO JANUARY 31, 2013

	Number of Shares	Amount	Additional Paid in Capital	Deficit accumulated during development stage	Total

Balance as of July 28, 2008	-	$-	$-	$-	$-

November 3, 2008, common shares issued For cash at $0.00004	72,000,000	72,000	(69,000)	-	3,000
November 20, 2008, common shares issued For cash at $0.0002	28,800,000	28,800	(22,800)	-	6,000
January 12, 2009, common shares issued For cash at $0.00083	18,600,000	18,600	(3,100)	-	15,500
January 27,2009, common shares issued For cash at $0.002	1,920,000	1,920	2,080	-	4,000
Net loss for the year	-	-	-	(1,017)	(1,017)
Balance, January 31, 2009	121,320,000	121,320	(92,820)	(1,017)	27,483

Net loss for the year	-	-	-	(38,324)	(38,324)
Balance, January 31, 2010	121,320,000	121,320	(92,820)	(39,341)	(10,841)

Net loss for the year	-	-	-	(29,097)	(29,097)
Balance, January 31, 2011	121,320,000	121,320	(92,820)	(68,438)	(39,938)

Net loss for the year	-	-	-	(17,143)	(17,143)
Balance, January 31, 2012	121,320,000	121,320	(92,820)	(85,581)	(57,081)

July 1, 2012 – capital contribution by director	-	-	56,108	-	56,108
Net loss for the year	-	-	-	(244,300)	(244,300)

Balance, January 31, 2013	121,320,000	$121,320	$(36,712)	$(329,881)	$(245,273)

The accompanying notes are an integral part of these consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended January 31, 2013	Year ended January 31, 2012	July 28, 2008 (inception) to January 31, 2013

OPERATING ACTIVITIES
Net loss for the period	$(244,300)	$(17,143)	$(329,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	965
Loss on disposal of equipment	-	-	8,935
Gain on debt forgiveness	(21,514)	-	(21,514)
Expenses paid by third party on behalf of the Company	51,925	-	51,925
Expenses paid by related party on behalf of the Company	11,505	-	11,505
Changes in operating assets and liabilities:
Inventory	(118,350)	-	(118,350)
Prepaid royalty fees	(50,000)	-	(50,000)
Prepaid expenses	(29,600)		(29,600)
Deposit	(10,000)		(10,000)
Accounts payable and accrued expenses	32,682	(14,820)	35,865

NET CASH USED IN OPERATING ACTIVITIES	(377,652)	(31,963)	(450,150)

INVESTING ACTIVITIES:
Purchase of vending equipment	-	-	(9,900)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,900)

FINANCING ACTIVITIES
Advances payable	-	-	9,000
Proceeds from promissory note	500,000		500,000
Advances from director	25,100	31,963	69,998
Payments to director	(295)	-	(295)
Proceeds from issuance of common stock	-	-	28,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	524,805	31,963	607,203

NET INCREASE IN CASH	147,153	-	147,153

CASH, BEGINNING	-	-	-

CASH, ENDING	$147,153	$-	$147,153

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Advances contributed to capital by director	$56,108	$-	$56,108

The accompanying notes are an integral part of these consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
 (A Development Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.             BASIS OF PRESENTATION – GOING CONCERN

Our accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from inception on July 28, 2008 through January 31, 2013, we have incurred losses of $329,881, and have a working capital deficit of $245,273.  These matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.            SIGNIFICANT ACCOUNTING POLICIES (continued)

b)	Property and Equipment
Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935.   The Company has no property and equipment of value as of January 31, 2013.

c)	Principles of consolidation
The Company consolidates its 100% owned subsidiary pursuant to Accounting Standards Codification (“ASC”) No. 810, “Consolidation". All intercompany transactions and balances have been eliminated.

d)	Basic and Diluted Loss Per Share
In accordance with ASC 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At January 31, 2013 and January 31, 2012, we had no common stock equivalents that were dilutive.

e)	Fair Value of Financial Instruments
The carrying value of our financial instruments, consisting of accounts payable, approximates their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

f)	Revenue Recognition
It is our policy that revenues will be recognized in accordance with ASC  605-10.  Under ASC 605-10, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

g)	Use of Estimates
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

 AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.             SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Advertising Costs
The Company accounts for advertising costs in accordance with provisions in ASC 720-35-25 which states that advertising costs can be expensed as incurred or the first time the advertising takes place.

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

Compensation
Within five (5) days of signing the Agreement Painmaster shall pay to Newmark fifty thousand dollars ($50,000 - the amount has been paid). Further Painmaster shall pay to Newmark the sum of seven hundred thousand dollars ($700,000), of which seventy thousand dollars ($70,000) shall be paid monthly commencing on July 15, 2013 and continuing on the 15th of each of the nine succeeding months.  The total of seven hundred and fifty thousand dollars ($700,000) and the fifty thousand dollar ($50,000) payment shall be considered an advance on Royalties payments.  These sums shall be non-refundable even if Royalties do not exceed total amount advanced.

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

On September 29, 2010, a forward split 24:1 was approved and enacted. All equity transactions have been retroactively restated.

 AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.              INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

	Estimated NOL		Estimated Tax	Valuation
Year Ended	Carry-Forward	NOL Expires	Benefit from NOL	Allowance	Net Tax Benefit
2009	$ 1,017	2028	$ 355	$ (355)	-
2010	38,324	2029	13,413	(13,413)	-
2011	29,097	2030	10,184	(10,184)	-
2012	17,143	2031	6,000	(6,000)	-
2013	244,300	2032	85,505	(85,505)	-
	$329,881		$115,457	$(115,457)	$ -

The total valuation allowance as of January 31, 2013 was $115,457, which increased by $85,505 for the year ended January 31, 2013.

As of January 31, 2013 and 2012, the Company has no unrecognized income tax benefits.  The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense.  No interest penalties have been recorded during the years ended January 31, 2013 and 2012 and no interest or penalties have been accrued as of January 31, 2013 and 2012.  As of January 31, 2013 and 2012, the Company did not have any amounts pertaining to uncertain tax positions.

The tax years from 2009 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards.  The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

8.              PROMISSORY NOTE

On October 1, 2012 Painmaster signed a Promissory Note for five hundred and fifty-two thousand dollars ($552,000) with an annual interest rate of 10%, and a default annual interest rate of the lower of 18%, or the maximum rate permitted by law. The Promissory Note is fully secured with a general assignment of all the assets of Painmaster.  The maturity date of the Promissory Note is September 30, 2013. All interest and principal payments are due on the maturity date of the Promissory Note.  Painmaster may draw on the Promissory Note as funds are required.  As of January 31, 2013, the amount owing on the Promissory Note was $551,925, with accrued interest of $10,384.

9.              GAIN ON FORGIVENESS OF DEBT

On July 1, 2012, the Company entered into a written forgiveness of debth agreement to forgive a total of $9,000 that was previously advanced. In November 2012, the Company recorded a gain on forgiveness of debth of $10,000 related to an amount owed to the former CEO, per a signed agreement from the CEO. In addition, on January 31, 2013 a vendor forgave a total of $2,514 that was previously charged to the Company. As a result of these transactions, the Company recorded a gain on forgiveness of debth of $21,514 for the year eneded January 31, 2013.

 AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.             RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with a related party:

On July 1, 2012, the Company’s former CEO contributed advances totalling $56,108 to capital.

During the year ended January 31, 2013, the  previous CEO advanced $25,100 to the Company and paid expenses on behalf of the Company of $11,505. The CEO was also paid back $295. The advances are non-interest bearing and payable on demand.

During the year ended January 31, 2013, the Company accrued management fees of $15,000 (2011 - $nil). An additional $8,000 in management fees have been paid to an officer of Painmaster Product Inc.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of March  31, 2012 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Evaluation on Internal Control over Financial Reporting

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of January 31, 2013, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency.  The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Offices Held
Phil Jennings1	69	Director, President, Secretary and Treasurer
Paksayakorn Tanawanjinnagul2	38	Director
Dennis Shafer3	69	Director

Paksayakorn Tanawanjinnagul – Director, President, Secretary and Treasurer
Miss Paksayakorn Tanawanjinnagul, 38 years old obtained a Bachelor of Arts Degree in Information Business Accounting  at  Rajabhat Institute Nakornratchasima  in 1999  and  Previous  Certificates  B.A. (Business Administration) Degree Conferred Graduate Diploma In Project  Management  And  Evaluation  at Institute  of   Social Technology  in 2002.
From December 1, 2003 until December 31, 2010 Miss Paksayakorn Tanawanjinnagul worked for Magna Carta Co., Ltd as both a Human Resources Manager and Accountant. From January 1, 2011 to present Miss Paksayakorn Tanawanjinnagul manages and owns a variety retail outlet.

Dennis Shafer – Director, President, Secretary and Treasurer

Mr. Shafer was previously President and CEO of Benetton Sportsystem, the former sports subsidiary of the Italian-based Benetton Group.  The Benetton Sportsystem included Rollerblade, the founder of in-line skating; Prince, the inventor of oversized and wide body tennis racquets; and Nordica, a world-wide leader in ski products for over 50 years. Prior to joining Rollerblade, Shafer held the position of President of Carlisle Plastics, a division of one of the world’s largest manufacturers of plastic products.

1 Resigned September 15, 2012
2 Resigned January 3, 2013
3 Appointed January 3, 2013

Since 2001, Dennis Shafer has been the President of Venture Resource Group, an advisory and management firm providing services to private equity and hedge fund firms engaged in business buyouts and turnarounds, as well as startups and early growth ventures in technology and consumer products and services. Through a consulting agreement with Venture Resource Group, he served as Chairman of the Board of Trustcash Holdings Inc., from July 2007 until May 2008.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and director for all services rendered in all capacities to us for the period from inception through May 15, 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Phil Jennings President, Director	2008	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2012	5,000	0	0	0	0	0	0	0
Paksayakorn Tanawanjinnagul President, Director	2012	$10,000	0	0	0	0	0	0	0
Dennis Shafer President, Director	2012	$8,000	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned as of May 15, 2013, by: (a) each person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (b) each of our directors, and (c) our executive officers and our directors as a group.  Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock.  As of May 15, 2013, there were 121,320,000 shares of Common Stock outstanding.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class1
Common	Nikolai Karamkov Saekoja St 1703 Tartu Estonia 50106	9,600,000	7.91%
Common	Tamara Gileva 3/2 Yahtennaya St., Suite 15 St. Petersburg Russia 197374	62,400,000	51.43%
Common	Director, Pres., Secretary and Treasurer 6536 102nd Place NE Kirland, WA 98033	-0-	0%
Paksayakorn Tanawanjinnagul	Director, Pres., Secretary and Treasurer 6536 102nd Place NE Kirland, WA 98033	-0-	-0-
Dennis Shafer	Director, Pres., Secretary and Treasurer 6536 102nd Place NE Kirland, WA 98033	-0-	-0-
Common	Directors and officers as a group (1)	-0-	0%
 (1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

We have not sold any securities within the past three (4) years without registering the securities under the Securities Act of 1933.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by our auditor during the fiscal years ended January 31, 2013 and 2012, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q was $17,125 and $7,420, respectively.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended January 31, 2013.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal year ended January 31, 2013.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation	Incorporated by reference from the Company’s S-1 filed with the Commission on March 2, 2009.
3.2	By-Laws of Avalon Holding Group, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith**
23.1	Consent of Independent Accountants	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith***
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith***
101.INS	XBRL Instance Document	Filed herewith***
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith***
101.PRE	XBRL Taxomony Extension Presentation Linkbase	Filed herewith***
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith***
  *    Included in Exhibit 31.1
 **  Included in Exhibit 32.1
*** Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Holding Group, Inc.

Date: May 15, 2013	By:	/s/ Dennis Shafer
	Name:	Dennis Shafer
	Title:	President and Director, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer