Form 10-Q
period 2013-04-30
Avalon Holding Group, Inc.
filed 2013-06-14
CIK 1453684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X)yes            (_)No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (_)yes (_)No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
(_)Yes (_) No

APPLICABLE ONLY TO CORPORATE ISSUERS: Number of shares outstanding of the registrant’s class of common stock as of June 14, 2013:  121,320,000.

AVALON HOLDING GROUP, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2013	January 31, 2013
	(Unaudited)
ASSETS
CURRENT
Cash	$31,265	$147,153
Prepaid royalty fees	70,000	50,000
Prepaid expenses	-	29,600
Deposit	10,000	10,000
Inventory	115,985	118,350

Total Current Assets	227,250	355,103

TOTAL ASSETS	$227,250	$355,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$45,508	$23,351
Promissory note	551,925	551,925
Advances from a director	25,100	25,100

TOTAL CURRENT LIABILITIES	622,533	600,376
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock 500,000,000 shares authorized, at $0.001 par value,121,320,000 shares issued and outstanding (January 31, 2013: 121,320,000)	121,320	121,320
Additional paid-in capital	(36,712)	(36,712)
Deficit accumulated during the development stage	(479,891)	(329,881)

TOTAL STOCKHOLDERS’ DEFICIT	(395,283)	(245,273)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$227,250	$355,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
	Three months ended April 30, 2013	Three months ended April 30, 2012	Inception (July 28, 2008) to April 30, 2013

REVENUE

Revenue	$22,400	$-	$22,846
Cost of Goods Sold	2,365	-	2,365

GROSS PROFIT	$20,035	$-	$20,481

EXPENSES
General and administrative expenses	$50,972	$4,873	$208,840
Advertising and marketing expenses	97,615	-	248,304
Management fees	8,000	-	31,000
Depreciation	-	-	965

TOTAL EXPENSES	156,587	4,873	489,109

Loss from operations	(136,552)	(4,873)	(468,628)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	-	21,514
Interest expense	(13,458)	-	(23,842)
Loss on disposal of equipment	-	-	(8,935)
TOTAL OTHER INCOME (EXPENSE)	(13,458)	-	(11,263)

NET INCOME (LOSS)	$(150,010)	$(4,873)	$(479,891)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	121,320,000	121,320,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three months ended April 30, 2013	Three months ended April 30, 2012	July 28, 2008 (inception) to April 30, 2013

OPERATING ACTIVITIES
Net loss for the period	$(150,010)	$(4,873)	$(479,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	965
Loss on disposal of equipment	-	-	8,935
Gain on debt forgiveness	-	-	(21,514)
Expenses paid by third party on behalf of the Company	-	-	51,925
Expenses paid by related party on behalf of the Company	-	-	11,505
Changes in operating assets and liabilities:
Inventory	2,365	-	(115,985)
Prepaid royalty fees	(20,000)	-	(70,000)
Prepaid expenses	29,600		-
Deposit	-		(10,000)
Accounts payable and accrued expenses	22,157	(1,966)	58,022

NET CASH USED IN OPERATING ACTIVITIES	(115,888)	(6,839)	(566,038)

INVESTING ACTIVITIES:
Purchase of vending equipment	-	-	(9,900)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,900)

FINANCING ACTIVITIES
Advances payable	-	-	9,000
Proceeds from promissory note	-		500,000
Advances from director	-	6,839	69,998
Payments to director	-	-	(295)
Proceeds from issuance of common stock	-	-	28,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	6,839	607,203

NET INCREASE (DECREASE) IN CASH	(115,888)	-	31,265

CASH, BEGINNING	147,153	-	-

CASH, ENDING	$31,265	$-	$31,265

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Advances contributed to capital by director	$-	$-	$56,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2013

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

c)	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014.

2.             GOING CONCERN

Our accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from inception on July 28, 2008 through April 30, 2013, we have incurred losses of $479,891, and have a working capital deficit of $395,283.  These matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2013

3.            SIGNIFICANT ACCOUNTING POLICIES (continued)

a)	Income Taxes
We have adopted the ASC subtopic 740-10. ASC 740-10 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The estimated net operating loss carry-forward to date is $479,891. The approximate deferred tax asset of $167,962 has been fully offset by a valuation allowance.

We provide deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not.

b)	Property and Equipment
Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes. Useful lives range from 3 to 5 years. We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935. The Company has no property and equipment of value as of April 30, 2013.

c)	Principles of consolidation
The Company consolidates its 100% owned subsidiary pursuant to Accounting Standards Codification (“ASC”) No. 810, “Consolidation”. All intercompany transactions and balances have been eliminated.

d)	Basic and Diluted Loss Per Share
In accordance with ASC 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2013, we had no common stock equivalents.

e)	Fair Value of Financial Instruments
The carrying value of our financial instruments, consisting of accounts payable, approximates their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

f)	Revenue Recognition
It is our policy that revenues are recognized in accordance with ASC 605-10. Under ASC 605-10, Sales are recognized when revenue is realized or realizable and has been earned. Revenue transactions represent sales of inventory. The revenue recorded is presented net of sales and other taxes we may collect on behalf of governmental authorities. The revenue includes shipping and handling costs, which generally are included in the list price to the customer. Our policy is to recognize revenue when title to the product and ownership and risk of loss transfer to the customer, which is the date of shipment. A provision for payment discounts and product return allowances is recorded as a reduction of sales in the same period that the revenue is recognized.

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

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2013

3.            SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Compensation
Within five (5) days of signing the Agreement Painmaster shall pay to Newmark fifty thousand dollars ($50,000 - the amount has been paid). Further Painmaster shall pay to Newmark the sum of seven hundred thousand dollars ($700,000), of which seventy thousand dollars ($70,000) shall be paid monthly commencing on July 15, 2013 and continuing on the 15th of each of the nine succeeding months.  The total of seven hundred and fifty thousand dollars ($750,000) shall be considered an advance on Royalty payments. Total Royalty advances as of April 30, 2013 were seventy thousand dollars ($70,000).   These sums shall be non-refundable even if Royalties do not exceed the total amount advanced.

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

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2013

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

7.              PROMISSORY NOTE

On October 1, 2012 Painmaster signed a Promissory Note for five hundred and fifty-two thousand dollars ($552,000) with an annual interest rate of 10%, and a default annual interest rate of the lower of 18%, or the maximum rate permitted by law. The Promissory Note is fully secured with a general assignment of all the assets of Painmaster.  The maturity date of the Promissory Note is September 30, 2013. All interest and principal payments are due on the maturity date of the Promissory Note.  Painmaster may draw on the Promissory Note as funds are required.  As of April 30, 2013, the amount owing on the Promissory Note was $551,925, with accrued interest of $23,842.

8.              GAIN ON FORGIVENESS OF DEBT

On July 1, 2012, the Company entered into a written forgiveness of debt agreement to forgive a total of $9,000 that was previously advanced. In November 2012, the Company recorded a gain on forgiveness of debt of $10,000 related to an amount owed to the former CEO. In addition, on January 31, 2013 a vendor forgave a total of $2,514 that was previously charged to the Company. As a result of these transactions, the Company recorded a gain on forgiveness of debt of $21,514 for the year ended January 31, 2013.

9.             RELATED PARTY TRANSACTIONS

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

During the three month period ending April 30, 2013, the Company paid $8,000 in management fees to an officer of Painmaster Product Inc.

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

Comparison of the Three Month Periods ended April 30, 2013 and 2012

Our net loss for the three month period ended April 30, 2013 was $150,010 compared to a loss of $4,873 during the same period from the prior fiscal year. During the three month period ended April 30, 2013, we generated $22,400 in revenue and incurred General and administrative expense of  $50,972, Advertising & Marketing expense of $97,615 and Management fees of $8,000, as compared to General and administrative expense of  $4,873, Advertising & Marketing expense of nil and Management fees of nil for the same period in 2012. The increase in our General and administrative expenses for the three month period ended April 30, 2013, compared to the same period from the prior fiscal year was due to increased audit, accounting, legal and filing expenses. The increase in in our Advertising and Marketing expense and our Management fees was due to operation of our wholly owned subsidiary.  The increase in revenue is directly related to the implementation of our Painmaster product launch.

The weighted average number of shares outstanding was 121,320,000 for the three month period ended April 30, 2013.

 LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2013, we had $227,250 in assets comprised of $31,265 in cash, $70,000 in Prepaid royalty fees, $nil in Prepaid expenses, $10,000 in Deposits and $115,985 in Inventory as compared to $355,103 in assets comprised of  $147,153 in cash, $50,000 in Prepaid royalty fees, 29,600 in Prepaid expenses, $10,000 in Deposits and $118,350 in Inventory as of January 31, 2013. As of April 30, 2013, our total liabilities were $622,533 comprised of Accounts payable and accrued expenses of $45,508, Promissory Note of $551,925 and Advances from a director of $25,100 compared to total liabilities of $600,376 as of January 31, 2013 comprised of Accounts payable and accrued expenses of $23,351, Promissory Note of $551,925 and Advances from a director of $25,100.

Stockholders’ deficit increased from $245,273 as of January 31, 2013 to $395,283 as of April 30, 2013, due to the net loss for the period.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Furnish the information required by Item 305 of Regulation S-K (§ 229.305 of this chapter).

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 4. Mine Safety Disclosures

None

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

Compensation
Within five (5) days of signing the Agreement Painmaster shall pay to Newmark fifty thousand dollars ($50,000 - the amount has been paid). Further Painmaster shall pay to Newmark the sum of seven hundred thousand dollars ($700,000), of which seventy thousand dollars ($70,000) shall be paid monthly commencing on July 15, 2013 and continuing on the 15th of each of the nine succeeding months.  The total of seven hundred and fifty thousand dollars ($750,000) shall be considered an advance on Royalty payments. Total Royalty advances as of April 30, 2013 were seventy thousand dollars ($70,000).   These sums shall be non-refundable even if Royalties do not exceed the total amount advanced.

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

The following exhibits are incorporated into this Report on Form 10-Q:

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

Avalon Holding Group, Inc.

Date: June 14, 2013	By:	/s/ Dennis Shafer
	Name:	Dennis Shafer
	Title:	President and Director, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer