Form 10-Q
period 2013-07-31
Avalon Holding Group, Inc.
filed 2013-09-23
CIK 1453684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013 or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to____________________________

Commission File Number:	000-54065

AVALON HOLDING GROUP, INC
(Exact name of registrant as specified in it’s charter)

Nevada	26-3608086
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

(X)	yes	(_)	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

(_)	yes	(_)	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	(_)	Accelerated filer	(_)

Non-accelerated filer	(_)	Smaller reporting company	(X)

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(_)	yes	(X)	No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_)	yes	(_)	No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Number of shares outstanding of the registrant’s class of common stock as of September 20, 2013:  121,320,000.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2013	January 31, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash	$15,424	$147,153
Prepaid royalty fees	-	50,000
Prepaid expenses	-	29,600
Deposit	10,000	10,000
Inventory	117,268	118,350

Total Current Assets	142,692	355,103

TOTAL ASSETS	$142,692	$355,103
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$168,291	$23,351
Promissory note	551,925	551,925
Advances from a director	25,100	25,100

TOTAL CURRENT LIABILITIES	745,316	600,376
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock
500,000,000 shares authorized, at $0.001 par value,
121,320,000 shares issued and outstanding (January 31, 2013 –121,320,000)	121,320	121,320
Additional paid-in capital	(36,712)	(36,712)
Deficit accumulated during the development stage	(687,232)	(329,881)

TOTAL STOCKHOLDERS’ DEFICIT	(602,624)	(245,273)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$142,692	$355,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended		Inception (July 28, 2008) to
	July 31,		July 31,		July 31,
	2013	2012	2013	2012	2013
REVENUE
Revenue	$3,097	$-	$25,497	$-	$25,943
Cost of Goods Sold	(1,717)	-	(4,082)	-	(4,082)

GROSS PROFIT	1,380	-	21,415	-	21,861

EXPENSES
General and administrative expenses	160,446	18,881	211,418	23,754	369,286
Advertising and marketing expenses	18,363	-	115,979	-	266,667
Management Fees	16,000	-	24,000	-	47,000
Depreciation	-	-	-	-	965

TOTAL EXPENSES	194,809	18,881	351,397	23,754	683,918

LOSS FROM OPERATIONS	(193,429)	(18,881)	(329,982)	(23,754)	(662,057)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	9,000	-	9,000	21,514
Interest expense	(13,912)	-	(27,369)	-	(37,754)
Loss on disposal of equipment	-	-		-	(8,935)

TOTAL OTHER INCOME (EXPENSE)	(13,912)	9,000	(27,369)	9,000	(25,175)

NET INCOME (LOSS)	$(207,341)	$(9,881)	$(357,351)	$(14,754)	$(687,232)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	121,320,000	121,320,000	121,320,000	121,320,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six months ended July 31, 2013	Six months ended July 31, 2012	July 28, 2008 (inception) to July 31, 2013

OPERATING ACTIVITIES
Net loss for the period	$(357,351)	$(14,754)	$(687,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	965
Loss on disposal of equipment	-	-	8,935
Gain on debt forgiveness	-	(9,000)	(21,514)
Expenses paid by third party on behalf of the Company	-	-	51,925
Expenses paid by related party on behalf of the Company	-	-	11,505
Changes in operating assets and liabilities:
Inventory	1,082	-	(117,268)
Prepaid royalty fees	50,000	-	-
Prepaid expenses	29,600	-	-
Deposit	-	-	(10,000)
Accounts payable and accrued expenses	144,940	12,544	180,805
NET CASH USED IN OPERATING ACTIVITIES	(131,729)	(11,210)	(581,879)

INVESTING ACTIVITIES:
Purchase of vending equipment	-	-	(9,900)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,900)

FINANCING ACTIVITIES
Advances payable	-	-	9,000
Proceeds from promissory note	-	-	500,000
Advances from director	-	11,210	69,998
Payments to director	-	-	(295)
Proceeds from issuance of common stock	-	-	28,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	11,210	607,203

NET INCREASE (DECREASE) IN CASH	(131,729)	-	15,424

CASH, BEGINNING	147,153	-	-

CASH, ENDING	$15,424	$-	$15,424

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Advances contributed to capital by director	$-	$56,108	$56,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014.

2.             GOING CONCERN

Our accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from inception on July 28, 2008 through July 31, 2013, we have incurred losses of $687,232, and have a working capital deficit of $602,624.  These matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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
July 31, 2013

 3.            SIGNIFICANT ACCOUNTING POLICIES (continued)

a)	Income Taxes

We have adopted the ASC subtopic 740-10.  ASC 740-10 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The estimated net operating loss carry-forward to date is $687,232. The approximate deferred tax asset of $234,000 has been fully offset by a valuation allowance.

We provide deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not.

b)	Property and Equipment

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935.   The Company has no property and equipment of value as of July 31, 2013.

c)	Principles of Consolidation

The Company consolidates its 100% owned subsidiary pursuant to Accounting Standards Codification (“ASC”) No. 810, “Consolidation”.  All intercompany transactions and balances have been eliminated.

d)	Basic and Diluted Loss Per Share

In accordance with ASC 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At July 31, 2013, we had no common stock equivalents.

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
July 31, 2013

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

The Marketing Agreement between Painmaster and Newmark has expired.  Painmaster is still selling product pending a new agreement or the selection of a new vendor, in which case Painmaster will sell any remaining inventory to the new vendor.  It is expected negotiations will be completed by October 1, 2013.

Compensation
Within five (5) days of signing the Agreement Painmaster shall pay to Newmark fifty thousand dollars ($50,000 - the amount has been paid). Further Painmaster shall pay to Newmark the sum of seven hundred thousand dollars ($700,000), of which seventy thousand dollars ($70,000) shall be paid monthly commencing on July 15, 2013 and continuing on the 15th of each of the nine succeeding months.  The total of seven hundred and fifty thousand dollars ($750,000) shall be considered an advance on Royalty payments. Total Royalty advances as of July 31, 2013 were seventy thousand dollars ($70,000) and have been expensed.   These sums shall be non-refundable even if Royalties do not exceed the total amount advanced.

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
July 31, 2013

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

7.              PROMISSORY NOTE

On October 1, 2012 Painmaster signed a Promissory Note for five hundred and fifty-two thousand dollars ($552,000) with an annual interest rate of 10%, and a default annual interest rate of the lower of 18%, or the maximum rate permitted by law. The Promissory Note is fully secured with a general assignment of all the assets of Painmaster.  The maturity date of the Promissory Note is September 30, 2013. All interest and principal payments are due on the maturity date of the Promissory Note.  Painmaster may draw on the Promissory Note as funds are required.  As of July 31, 2013, the amount owing on the Promissory Note was $551,925, with accrued interest of $37,753.

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

During the six month period ending July 31, 2013, the Company accrued $24,000 in management fees an officer of Painmaster Product Inc., of which $8,000 has been paid as of July 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

During our first year of operations, we intended to commence operations in the entertainment and amusement industry. We purchased coin operated amusement machines for the purpose of placing and operating them in public venues with high traffic flow in Russia. We were initially focused on four amusement games, "Arm Wrestling Game”, "Hammer Game”, "Kicking Game” and “Punching Game” and place them in places such as nightclubs, bars, pubs, cinemas and amusement complexes. Strength testing amusement games have been around for many years and prior management believed that if placed in high traffic location can be high revenue producers.

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

The Marketing Agreement between Painmaster and Newmark has expired.  Painmaster is still selling product pending a new agreement or the selection of a new vendor, in which case Painmaster will sell any remaining inventory to the new vendor.  It is expected negotiations will be completed by October 1, 2013.

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

Comparison of the Three and Six Month Periods ended July 31, 2013 and 2012

Our net loss for the three month period ended July 31, 2013 was $207,341 compared to a net loss of $9,881 during the same period from the prior fiscal year. During the three month period ended July 31, 2013, we generated $3,097 in revenue and incurred General and administrative expense of  $160,446, Advertising & Marketing expense of $18,363 and Management fees of $16,000, as compared to General and administrative expense of  $18,881, Advertising & Marketing expense of nil and Management fees of nil for the same period in 2012. The increase in our General and administrative expenses for the three month period ended July 31, 2013, compared to the same period from the prior fiscal year was due to increased audit, accounting, legal,  filing expenses and majority of the increase was due to royalty payments. The increase in in our Advertising and Marketing expense and our Management fees was due to operation of our wholly owned subsidiary.

Our net loss for the six month period ended July 31, 2013 was $357,351 compared to a net loss of $14,754 during the same period from the prior fiscal year. During the six month period ended July 31, 2013, we generated $25,497 in revenue and incurred General and administrative expense of  $211,418, Advertising & Marketing expense of $115,979 and Management fees of $24,000, as compared to General and administrative expense of  $23,754, Advertising & Marketing expense of nil and Management fees of nil for the same period in 2012. The increase in our General and administrative expenses for the six month period ended July 31, 2013, compared to the same period from the prior fiscal year was due to increased audit, accounting, legal,  filing expenses and the majority of the increase was due to royalty payments. The increase in in our Advertising and Marketing expense and our Management fees was due to operation of our wholly owned subsidiary.

The weighted average number of shares outstanding was 121,320,000 for the three and six month period ended July 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2013, we had $142,692 in assets comprised of $15,424 in cash, $10,000 in Deposits and $117,268 in Inventory as compared to $355,103 in assets comprised of  $147,153 in cash, $50,000 in Prepaid royalty fees, 29,600 in Prepaid expenses, $10,000 in Deposits and $118,350 in Inventory as of January 31, 2013  As of July 31, 2013, our total liabilities were $745,316 comprised of Accounts payable and accrued expenses of $168,291, Promissory Note of $551,925 and Advances from a director of $25,100 compared to total liabilities of $600,376 as of January 31, 2013 comprised of Accounts payable and accrued expenses of $23,351, Promissory Note of $551,925 and Advances from a director of $25,100.

Stockholders’ deficit increased from $245,273 as of January 31, 2013 to $602,624 as of July 31, 2013, due to the net loss for the period.

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

The Marketing Agreement between Painmaster and Newmark has expired.  Painmaster is still selling product pending a new agreement or the selection of a new vendor, in which case Painmaster will sell any remaining inventory to the new vendor.  It is expected negotiations will be completed by October 1, 2013.

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

Compensation
Within five (5) days of signing the Agreement Painmaster shall pay to Newmark fifty thousand dollars ($50,000 - the amount has been paid). Further Painmaster shall pay to Newmark the sum of seven hundred thousand dollars ($700,000), of which seventy thousand dollars ($70,000) shall be paid monthly commencing on July 15, 2013 and continuing on the 15th of each of the nine succeeding months.  The total of seven hundred and fifty thousand dollars ($750,000) shall be considered an advance on Royalty payments. Total Royalty advances as of July 31, 2013 were seventy thousand dollars ($70,000) and have been expensed.   These sums shall be non-refundable even if Royalties do not exceed the total amount advanced.

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

The Marketing Agreement between Painmaster and Newmark has expired.  Painmaster is still selling product pending a new agreement or the selection of a new vendor, in which case Painmaster will sell any remaining inventory to the new vendor.  It is expected negotiations will be completed by October 1, 2013.

Item 6. Exhibits.

Exhibit	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase ***

101.INS	XBRL Instance Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase ***

101.SCH	XBRL Taxonomy Extension Schema ***

*      Included in Exhibit 31.1
**    Included in Exhibit 32.1
***  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avalon Holding Group, Inc.

Date: September 23, 2013	By:	/s/ Dennis Shafer
	Name:	Dennis Shafer
	Title:	Chief Executive Officer