Form 10-Q
period 2013-10-31
Avalon Holding Group, Inc.
filed 2013-12-18
CIK 1453684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013 or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

Yes [ ]	No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Number of shares outstanding of the registrant’s class of common stock as of December 16, 2013:  121,320,000.

Item 4. Submission of Matters to a Vote of Security Holders. 13

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2013	January 31,
	(Unaudited)	2013
ASSETS
CURRENT
Cash	$119	$147,153
Prepaid royalty fees	-	50,000
Prepaid expenses	-	29,600
Deposit	10,000	10,000
Inventory	116,911	118,350

Total Current Assets	127,030	355,103

TOTAL ASSETS	$127,030	$355,103
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$121,904	$23,351
Promissory note	551,925	551,925
Advances from a director	43,300	25,100

TOTAL CURRENT LIABILITIES	717,129	600,376

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock
500,000,000 shares authorized, at $0.001 par value,
121,320,000 shares issued and outstanding (January 31, 2013 –121,320,000)	121,320	121,320
Additional paid-in capital	(36,712)	(36,712)
Deficit accumulated during the development stage	(674,707)	(329,881)

TOTAL STOCKHOLDERS’ DEFICIT	(590,099)	(245,273)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$127,030	$355,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended		Inception (July 28, 2008) to
	October 31,		October 31,		October 31,
	2013	2012	2013	2012	2013
REVENUE
Revenue	$1,870	$-	$27,367	$-	$27,813
Cost of Goods Sold	(358)	-	(4,440)	-	(4,440)

GROSS PROFIT	1,512	-	22,927	-	23,373

EXPENSES
General and administrative expenses	13,158	26,274	224,576	40,028	382,444
Advertising and marketing expenses	60	39,325	116,039	39,325	266,728
Management Fees	-	5,000	24,000	15,000	47,000
Depreciation	-	-	-	-	965

TOTAL EXPENSES	13,218	70,599	364,615	94,353	697,137

LOSS FROM OPERATIONS	(11,706)	(70,599)	(341,688)	(94,353)	(673,764)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	50,000	-	50,000	9,000	71,514
Interest expense	(25,769)	(1,061)	(53,138)	(1,061)	(63,522)
Loss on disposal of equipment	-	-		-	(8,935)

TOTAL OTHER INCOME (EXPENSE)	24,231	(1,061)	(3,138)	7,939	(943)

NET INCOME (LOSS)	$12,525	$(71,660)	$(344,826)	$(86,414)	$(674,707)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	121,320,000	121,320,000	121,320,000	121,320,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine months ended October 31, 2013	Nine months ended October 31, 2012	July 28, 2008 (inception) to October 31, 2013

OPERATING ACTIVITIES
Net loss for the period	$(344,826)	$(86,414)	$(674,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	965
Loss on disposal of equipment	-	-	8,935
Gain on debt forgiveness	(50,000)	(9,000)	(21,514)
Expenses paid by third party on behalf of the Company	-	51,925	51,925
Expenses paid by related party on behalf of the Company	18,200	11,505	29,705
Changes in operating assets and liabilities:
Inventory	1,439	(8,800)	(116,911)
Prepaid royalty fees	50,000	(50,000)	-
Prepaid expenses	29,600	-	-
Deposit	-	-	(10,000)
Accounts payable and accrued expenses	148,553	23,099	134,418
NET CASH USED IN OPERATING ACTIVITIES	(147,034)	(67,685)	(597,184)

INVESTING ACTIVITIES:
Purchase of vending equipment	-	-	(9,900)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,900)

FINANCING ACTIVITIES
Advances payable	-	-	9,000
Proceeds from promissory note	-	250,000	500,000
Advances from director	-	25,100	69,998
Payments to director	-	(295)	(295)
Proceeds from issuance of common stock	-	-	28,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	274,805	607,203

NET INCREASE (DECREASE) IN CASH	(147,034)	207,120	119

CASH, BEGINNING	147,153	-	-

CASH, ENDING	$119	$207,120	$199

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Advances contributed to capital by director	$-	$56,108	$56,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2013

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
The Company is in the development stage as defined under ASC 915.  Avalon Holding Group, Inc., under its new fully owned subsidiary, Painmaster Products, Inc., ceased operations in the entertainment and amusement gaming machines business within Russia. The Company intended through its wholly owned subsidiary Painmaster Products, Inc. to license, manufacture, market and distribute, within the United States and Canada, a Micro Current Therapy patch that is drug free, non-invasive and proven to control pain and promote healing. The Agreement has expired and Painmaster has begun selling the remaining inventory to the new licensor as of November 26, 2013.

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
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014.

2.             GOING CONCERN

Our accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from inception on July 28, 2008 through October 31, 2013, we have incurred losses of $674,707, and have a working capital deficit of $590,099.  These matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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
October 31, 2013
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
Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935.   The Company has no property and equipment of value as of October 31, 2013.

c)	Principles of consolidation

The Company consolidates its 100% owned subsidiary pursuant to Accounting Standards Codification (“ASC”) No. 810, “Consolidation”.  All intercompany transactions and balances have been eliminated.

d)	Basic and Diluted Loss Per Share
In accordance with ASC 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At October 31, 2013, we had no common stock equivalents.

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
October 31, 2013

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

The Marketing Agreement between Painmaster and Newmark has expired. The Agreement has not been renewed and Painmaster has begun selling the remaining inventory to the new licensor as of November 26, 2013.

Compensation
Within five (5) days of signing the Agreement Painmaster shall pay to Newmark fifty thousand dollars ($50,000 - the amount has been paid). Further Painmaster shall pay to Newmark the sum of seven hundred thousand dollars ($700,000), of which seventy thousand dollars ($70,000) shall be paid monthly commencing on July 15, 2013 and continuing on the 15th of each of the nine succeeding months.  The total of seven hundred and fifty thousand dollars ($750,000) shall be considered an advance on Royalty payments. Total Royalty advances as of October 31, 2013 were seventy thousand dollars ($70,000) and have been expensed. These sums shall be non-refundable even if Royalties do not exceed the total amount advanced.

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

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2013

7.              PROMISSORY NOTE

On October 1, 2012 Painmaster signed a Promissory Note for five hundred and fifty-two thousand dollars ($552,000) with an annual interest rate of 10%, and a default annual interest rate of the lower of 18%, or the maximum rate permitted by law. The Promissory Note is fully secured with a general assignment of all the assets of Painmaster.  The maturity date of the Promissory Note was September 30, 2013. All interest and principal payments are due on the maturity date of the Promissory Note.  Painmaster may draw on the Promissory Note as funds are required.  As of October 31, 2013, the amount owing on the Promissory Note was $551,925, with accrued interest of $63,522. As of October 1, 2013, the Company was in default on this Promissory Note agreement.

8.              GAIN ON FORGIVENESS OF DEBT

On July 1, 2012, the Company entered into a written forgiveness of debt agreement to forgive a total of $9,000 that was previously advanced. In November 2012, the Company recorded a gain on forgiveness of debt of $10,000 related to an amount owed to the former CEO. In addition, on January 31, 2013 a vendor forgave a total of $2,514 that was previously charged to the Company. As a result of these transactions, the Company recorded a gain on forgiveness of debt of $21,514 for the year ended January 31, 2013. Additionally, due to the expiration of the Newmark marketing agreement, the Company was forgiven debt of $50,000 related to royalty fees it had previously expensed.

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

During the nine month period ending October 31, 2013, the Company accrued $24,000 in management fees to an officer of Painmaster Product Inc., of which $8,000 has been paid as of October 31, 2013.

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

Avalon Holding Group, Inc. ceased operations in the entertainment and amusement gaming machines business within Russia. The Company intended, through its wholly owned subsidiary Painmaster Products, Inc. to license, manufacture, market and distribute, within the United States and Canada, a Micro Current Therapy patch that is drug free, non-invasive and proven to control pain and promote healing.

The Marketing Agreement between Painmaster and Newmark has expired.  The Agreement has not been renewed and Painmaster has begun selling the remaining inventory to the new licensor as of November 26, 2013.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

On July 1, 2012, the Company entered into a written forgiveness of debt agreement to forgive a total of $9,000 that was previously advanced. In November 2012, the Company recorded a gain on forgiveness of debt of $10,000 related to an amount owed to the former CEO. In addition, on January 31, 2013 a vendor forgave a total of $2,514 that was previously charged to the Company. As a result of these transactions, the Company recorded a gain on forgiveness of debt of $21,514 for the year ended January 31, 2013. Additionally, due to the expiration of the Newmark marketing agreement, the Company was forgiven debt of $50,000 related to royalty fees it had previously expensed.

As of October 31, 2013, the amount owing on the Promissory Note was $551,925, with accrued interest of $63,522. As of October 1, 2013, the Company was in default on this Promissory Note agreement.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Comparison of the Three and Month Periods ended October 31, 2013 and 2012

Our loss from operations for the three month period ended October 31, 2013 was $11,706 compared to a loss of $70,599 during the same period from the prior fiscal year. During the three month period ended October 31, 2013, we generated $1,870 in revenue and incurred General and administrative expense of $13,158, Advertising & Marketing expense of $60,  and Management fees of $nil, as compared to General and administrative expense of  $26,274, Advertising & Marketing expense of $39,325 and Management fees of $5,000 for the same period in 2012. The decrease in our General and administrative expenses, our Advertising and marketing expenses and our Management fees  for the three month period ended October 31, 2013, compared to the same period from the prior fiscal year was due to the expiration of our marketing agreement with Newmark  and the reduced operations of our wholly owned subsidiary.

Comparison of the Nine and Month Periods ended October 31, 2013 and 2012

Our loss from operations for the nine month period ended October 31, 2013 was $341,688 compared to a loss of $94,353 during the same period from the prior fiscal year. During the nine month period ended October 31, 2013, we generated $27,367 in revenue and incurred General and administrative expense of  $224,576, Advertising & Marketing expense of 116,039 and Management fees of $24,000, as compared to General and administrative expense of $40,028, Advertising & Marketing expense of $39,325 and Management fees of $15,000 for the same period in 2012. The increase in our General and administrative expenses, our Advertising and marketing expenses and our Management fees for the nine month period ended October 31, 2013, compared to the same period from the prior fiscal year was due to the increased operations of our wholly owned subsidiary.

The weighted average number of shares outstanding was 121,320,000 for the three and nine month periods ended October 31, 2013.

 LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2013, we had $127,030 in assets comprised of $119 in cash, $10,000 in Deposits and $116,911 in Inventory as compared to $355,103 in assets comprised of  $147,153 in cash, $50,000 in Prepaid royalty fees, 29,600 in Prepaid expenses, $10,000 in Deposits and $118,350 in Inventory as of January 31, 2013. As of October 31, 2013, our total liabilities were $717,129 comprised of Accounts payable and accrued expenses of $121,904, Promissory Note of $551,925 and Advances from a director of $43,300 compared to total liabilities of $600,376 as of January 31, 2013 comprised of Accounts payable and accrued expenses of $23,351, Promissory Note of $551,925 and Advances from a director of $25,100.

Stockholders’ deficit increased from $245,273 as of January 31, 2013 to $590,099 as of October 31, 2013.

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

The Marketing Agreement between Painmaster and Newmark has expired.  Painmaster is still selling product pending a new agreement or the selection of a new vendor, in which case Painmaster will sell any remaining inventory to the new licensor.  The Agreement has not been renewed and Painmaster has begun selling the remaining inventory to the new licensor as of November 26, 2013.

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

The Marketing Agreement between Painmaster and Newmark has expired.   The Agreement has not been renewed and Painmaster has begun selling the remaining inventory to the new licensor as of November 26, 2013.

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

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
31.1	Section 302 Certification of Dennis Shafer - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *
32.1	Section 906 Certification of Dennis Shafer- Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.INS	XBRL Instance Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **
*filed herewith
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avalon Holding Group, Inc.

Date: December 17, 2013	By:	By: /s/ Dennis Shafer
	Name:	Dennis Shafer
	Title:	Chief Executive Officer