Form 10-K
period 2014-01-31
Avalon Holding Group, Inc.
filed 2014-05-19
CIK 1453684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _________________________

000-54065
Commission file number

AVALON HOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3608086
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6536 102nd Place NE, Kirkland, WA	98033
(Address of principal executive offices)	(Zip Code)

206-947-5639
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None.
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]	No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X]	No [ ]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes  [X] No

Yes [ ]	No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of July, 2013 is $0.00

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]	No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Number of common voting shares issued and outstanding as of May 15, 2014, 121,320,000 shares of common stock

PART I

Item 1. Business.

AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

General

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

The Marketing Agreement between Painmaster and Newmark has expired.  The Agreement has not been renewed and Painmaster has begun  transferring the remaining inventory to the new licensor as of November 26, 2013. As of January 31, 2014 no sales have been recorded from the new licensor.

Inventory
Subsequent to the period on April 14, 2014, Painmaster entered into an agreement with the new licensor of the product whereby the Company will transfer its existing inventory to the Licensor’s warehouse. The Licensor shall pay Painmaster $3.12 for each product unit sold by the Licensor from the existing inventory within two (2) weeks of such product being shipped out of the Licensor’s warehouse to the buyer.

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

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock, par value $0.001 per share, were quoted on the OTCQB under the symbol “AVLH”.

Fiscal Year Ended January 31, 2014

Quarter Ended	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
High	$0.00	$0.00	$0.00	$0.00
Low	$0.00	$0.00	$0.00	$0.00

Fiscal Year Ended January 31, 2013

Quarter Ended	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
High	$0.00	$0.00	$0.00	$0.00
Low	$0.00	$0.00	$0.00	$0.00

Fiscal year ended January 31, 2012

Quarter Ended	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
High	$0.00	$0.00	$0.00	$0.00
Low	$0.00	$0.00	$0.00	$0.00

(b)  Holders

As of May 15, 2014, there were 33 holders of record of our common stock.

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

None.

Stock Purchase Options

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

RESULTS OF OPERATION

Year Ended January 31, 2014

Our net loss for the year ended January 31, 2014 was $485,983 as compared to a loss of $244,300 during the same period from the prior fiscal year. During the year ended January 31, 2014, we generated $27,367 in revenue and incurred general and administrative expenses of $223,513, advertising and Marketing expenses of $120,175, Management fees of $24,000, Depreciation of $nil, Interest expense of $78,448 and a gain on forgiveness of debt of $50,000 resulting in a net loss of $485,983. As compared to the year ended January 31, 2013, we did not generate any revenue and incurred general and administrative expenses of $81,741, Advertising and Marketing expenses of $150,689, Management fees of $23,000, Depreciation of $nil, Gain on forgiveness of debt of $21,514, interest expense of $10,384 resulting in a net loss of $244,300.

The weighted average number of shares outstanding was 121,320,000 for the year ended January 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2014, we had $10,047 in assets consisting of Cash of $47, Prepaid royalty fees of $nil, Prepaid expenses of $nil, Deposits of $10,000  as compared to January 31, 2013 we had $355,103 in assets consisting of $147,153 in cash, $50,000 in prepaid royalty fees for the Painmaster product, $29,600 in prepaid marketing expense, $10,000 deposit for a video production and Painmaster product inventory of $118,350.

As at January 31, 2014, our total liabilities were $741,303 comprised of Accounts payable of $49,269 and accrued expenses of $88,833, Promissory note of $551,925 and Advances from related parties of $47,076, which resulted in a working capital deficit of  $731,256. As compared to the fiscal year ended January 31, 2013, we had liabilities of $600,376 comprised of $12,967 in accounts payable and  $10,384 in accrued expenses, a promissory note of $551,925 advances of $nil and advances from a director of $25,100 which resulted in a working capital deficit of  $245,723. Stockholders’ deficit increased from $245,273 for the year ended January 31, 2013 to $731,256 for the year ended January 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended January 31, 2014, net cash used in operating activities was ($147,106) consisting of a net loss of $485,983, gain on forgiveness of debt of ($50,000), Expenses paid by third party on behalf of the Company of $nil, Expenses paid by related party on behalf of the Company of $21,976 and an impairment loss on inventory of $112,774.  There were also changes in Inventory of $5,576, Prepaid royalty fees of $50,000, Prepaid expenses of $29,600, Deposit of $nil and accounts payable of $86,302 and accrued interest of $78,449. For the year ended January 31, 2013, net cash used in operating activities was $377,652 consisting of a net loss of $244,300, gain on debt forgiveness of $21,514, Expenses paid by third party on behalf of the Company of $51,925, Expenses paid by related party on behalf of the Company of $11,505.  There were also changes in inventory of $118,350, prepaid royalty fees of $50,000, prepaid expenses of $29,600, a deposit of $10,000, accounts payable of $22,298, and accrued interest $10,384.

Cash Flows from Investing Activities

For the year ended January 31, 2014, we did not generate net cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from director or the issuance of equity and debt instruments.  On October 1, 2012 Painmaster signed a Promissory Note for five hundred and fifty-two thousand dollars ($552,000) with an annual interest rate of 10%, and a default annual interest rate of the lower of 18%, or the maximum rate permitted by law. The Promissory Note is fully secured with a general assignment of all the assets of Painmaster.  The maturity date of the Promissory Note is September 30, 2013. All interest and principal payments are due on the maturity date of the Promissory Note.  As of January 31, 2014, the amount owing on the Promissory Note was $551,925, with accrued interest of $88,833. As of October 1, 2013, the Company was in default on this Promissory Note Agreement.

PLAN OF OPERATION

Over the next twelve months, through its wholly owned subsidiary Painmaster Products, Inc. the Company intends to continue to consign inventory and generate related revenues.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Avalon Holding Group, Inc.

We have audited the accompanying consolidated balance sheet of Avalon Holding Group, Inc. (the Company) as of January 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the period from July 28, 2008 (date of inception) to January 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avalon Holding Group, Inc. as of January 31, 2014 and 2013, and the consolidated results of their operations and cash flows for the years then ended, and for the period from July 28, 2008 (date of inception) to January 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the Company will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
May 16, 2014

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31, 2014	January 31, 2013

ASSETS
CURRENT
Cash	$47	$147,153
Prepaid royalty fees	-	50,000
Prepaid expenses	-	29,600
Deposit	10,000	10,000
Inventory	-	118,350

Total Current Assets	10,047	355,103

TOTAL ASSETS	$10,047	$355,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable (including related party amounts of $16,000 and $0, respectively)	$49,269	$12,967
Accrued interest	88,833	10,384
Advance from third party	4,200	-
Promissory note	551,925	551,925
Advances from related parties	47,076	25,100

TOTAL CURRENT LIABILITIES	741,303	600,376
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock
500,000,000 shares authorized, at $0.001 par value,
121,320,000 shares issued and outstanding (January 31, 2013 –121,320,000)	121,320	121,320
Additional paid-in capital	(36,712)	(36,712)
Deficit accumulated during the development stage	(815,864)	(329,881)

TOTAL STOCKHOLDERS’ DEFICIT	(731,256)	(245,273)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,047	$355,103

The accompanying notes are an integral part of these consolidated financial statements.

AVALON HOLDING GROUP INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended January 31, 2014	Year ended January 31, 2013	Inception (July 28, 2008) to January 31, 2014

REVENUE

Revenue	$27,367	$-	$27,813
Cost of Goods Sold	(4,440)	-	(4,440)

GROSS PROFIT	$22,927	$-	$23,373

EXPENSES
General and administrative expenses	$223,513	$81,741	$381,381
Advertising and marketing expenses	120,175	150,689	270,864
Management fees	24,000	23,000	47,000
Impairment loss on inventory	112,774	-	112,774
Depreciation	-	-	965

TOTAL EXPENSES	480,462	255,430	812,984

Loss from operations	(457,535)	(255,430)	(789,611)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	50,000	21,514	71,514
Interest expense	(78,448)	(10,384)	(88,832)
Loss on disposal of equipment	-	-	(8,935)
TOTAL OTHER INCOME (EXPENSE)	(28,448)	11,130	(26,253)

NET INCOME (LOSS)	$(485,983)	$(244,300)	$(815,864)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	121,320,000	121,320,000

The accompanying notes are an integral part of these consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JULY 28, 2008) TO JANUARY 31, 2014

	Number of Shares	Amount	Additional Paid in Capital	Placement Subscriptions	Deficit accumulated during development stage	Total

Balance as of July 28, 2008	-	$-	$-	$-	$-	$-

November 3, 2008, common shares issued for cash at $0.00004	72,000,000	72,000	(69,000)	-	-	3,000
November 20, 2008, common shares issued for cash at $0.0002	28,800,000	28,800	(22,800)	-	-	6,000
January 12, 2009, common shares issued for cash at $0.00083	18,600,000	18,600	(3,100)	-	-	15,500
January 27,2009, common shares issued for cash at $0.002	1,920,000	1,920	2,080	-	-	4,000
Net loss for the year	-	-	-	-	(1,017)	(1,017)
Balance, January 31, 2009	121,320,000	121,320	(92,820)	-	(1,017)	27,483

Net loss for the year	-	-	-	-	(38,324)	(38,324)
Balance, January 31, 2010	121,320,000	121,320	(92,820)	-	(39,341)	(10,841)

Net loss for the year	-	-	-	-	(29,097)	(29,097)
Balance, January 31, 2011	121,320,000	121,320	(92,820)	-	(68,438)	(39,938)

Net loss for the year	-	-	-	-	(17,143)	(17,143)
Balance, January 31, 2012	121,320,000	121,320	(92,820)	-	(85,581)	(57,081)

July 1, 2012 – capital contribution by director	-	-	56,108	-	-	56,108
Net loss for the year	-	-	-	-	(244,300)	(244,300)
Balance, January 31, 2013	121,320,000	121,320	(36,712)	-	(329,881)	(245,273)

Net loss for the year	-	-	-	-	(485,983)	(485,983)
Balance, January 31, 2014	121,320,000	$121,320	$(36,712)	$-	$(815,864)	$(731,256)

The accompanying notes are an integral part of these consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended January 31, 2014	Year ended January 31, 2013	July 28, 2008 (inception) to January31, 2014

OPERATING ACTIVITIES
Net loss	$(485,983)	$(244,300)	$(815,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	965
Loss on disposal of equipment	-	-	8,935
Gain on forgiveness of debt	(50,000)	(21,514)	(71,514)
Expenses paid by third party on behalf of the Company	-	51,925	56,125
Expenses paid by related party on behalf of the Company	21,976	11,505	33,481
Impairment loss on inventory	112,774	-	112,774
Changes in operating assets and liabilities:
Inventory	5,576	(118,350)	(112,774)
Prepaid royalty fees	50,000	(50,000)	-
Prepaid expenses	29,600	(29,600)	-
Deposit	-	(10,000)	(10,000)
Accounts payable	86,302	22,298	111,783
Accrued interest	78,449	10,384	88,833

NET CASH USED IN OPERATING ACTIVITIES	(151,306)	(377,652)	(597,256)

INVESTING ACTIVITIES:
Purchase of vending equipment	-	-	(9,900)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,900)

FINANCING ACTIVITIES
Advances payable	4,200	-	9,000
Proceeds from promissory note	-	500,000	500,000
Advances from related party	-	25,100	69,998
Payments to director	-	(295)	(295)
Proceeds from issuance of common stock	4,200	-	28,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	524,805	607,203

NET INCREASE (DECREASE) IN CASH	(147,106)	147,153	47

CASH, BEGINNING	147,153	-	-

CASH, ENDING	$47	$147,153	$47

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Advances contributed to capital by director	$-	$56,108	$56,108

The accompanying notes are an integral part of these consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

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
The Company is in the development stage as defined under ASC 915.  Avalon Holding Group, Inc., under its new fully owned subsidiary, Painmaster Products, Inc., ceased operations in the entertainment and amusement gaming machines business within Russia. The Company intended through its wholly owned subsidiary Painmaster Products, Inc. to license, manufacture, market and distribute, within the United States and Canada, a Micro Current Therapy patch that is drug free, non-invasive and proven to control pain and promote healing. The Agreement has expired and Painmaster has begun transferring the remaining inventory to the new licensor as of November 26, 2013. As of January 31, 2014 no sales have been recorded from the new licensor.

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

2.             BASIS OF PRESENTATION - GOING CONCERN

Our accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from inception on July 28, 2008 through January 31, 2014, we have incurred losses of $815,684, and have a working capital deficit of $731,256.  These matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.   Management intends to continue to fund its business by way of private placements, promissory notes and advances from related parties as maybe required   for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

3.           SIGNIFICANT ACCOUNTING POLICIES (continued)

a) Income Taxes (continued)

We provide deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not.

b) Property and Equipment

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes. Useful lives range from 3 to 5 years. We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935. The Company has no property and equipment of value as of January 31, 2014.

c) Principles of consolidation
The Company consolidates its 100% owned subsidiary pursuant to Accounting Standards Codification (“ASC”) No. 810, “Consolidation”. All intercompany transactions and balances have been eliminated.

d) Basic and Diluted Loss Per Share

In accordance with ASC 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2014, we had no common stock equivalents.

e) Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of accounts payable, approximates their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

f) Revenue Recognition

It is our policy that revenues are recognized in accordance with ASC 605-10. Under ASC 605-10, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, goods are shipped, the sales price is fixed and determinable and collectability is reasonably assured.

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

i) Inventory

We value our inventories at the lower of cost, determined on a first-in, first-out method, or market value. Our inventory consists solely of finished goods. We review inventories on hand at least quarterly and record provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and obsolete finished product. We recorded impairment losses on inventory of $112,774 and $0 for the years ended January 31, 2014 and 2013, respectively.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

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

The Company’s license has expired due to its failure to make scheduled payments (see subsequent events footnote).

6.              PROMISSORY NOTE AND ADVANCE FROM THIRD PARTY

Promissory Note

On October 1, 2012 Painmaster signed a Promissory Note for five hundred and fifty-two thousand dollars ($552,000) with an annual interest rate of 10%, and a default annual interest rate of the lower of 18%, or the maximum rate permitted by law. The Promissory Note is fully secured with a general assignment of all the assets of Painmaster.  The maturity date of the Promissory Note was September 30, 2013. All interest and principal payments are due on the maturity date of the Promissory Note.  Painmaster may draw on the Promissory Note as funds are required.  As of January 31, 2014, the amount owing on the Promissory Note was $551,925, with accrued interest of $88,833. As of October 1, 2013, the company was in default on this Promissory Note agreement.

Advance from third party

During the year ended January 31, 2014, a third party paid expenses on behalf of the Company of $4,200. This amount is classified as an advance on the balance sheet as there is no set payment schedule and no terms.

7.              GAIN ON FORGIVENESS OF DEBT

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
January 31, 2014

8.             COMMON STOCK

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

9.           INCOME TAXES

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

	Estimated NOL		Estimated Tax	Valuation
Year Ended	Carry-Forward	NOL Expires	Benefit from NOL	Allowance	Net Tax Benefit

2009	$1,017	2028	$346	$(346)	-
2010	38,324	2029	13,030	(13,030)	-
2011	29,097	2030	9,893	(9,893)	-
2012	17,143	2031	5,829	(5,829)	-
2013	244,300	2032	83,062	(83,062)	-
2014	485,983	2033	165,234	(165,234)
	$815,864		$277,394	$(277,394)	$-

The total valuation allowance as of January 31, 2014 was $277,394, which increased by $165,234 for the year ended January 31, 2014.

As of January 31, 2014 and 2013, the Company has no unrecognized income tax benefits.  The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense.  No interest penalties have been recorded during the years ended January 31, 2014 and 2013 and no interest or penalties have been accrued as of January 31, 2014 and 2013.  As of January 31, 2014 and 2013, the Company did not have any amounts pertaining to uncertain tax positions.

The tax years from 2009 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Due to the subsequent change in control, pursuant to section 382 of the internal revenue code, some of the Company’s net operating loss carry-forward may be limited.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014

10.          RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with a related party:

On July 1, 2012, the Company’s former CEO contributed advances totalling $56,108 to capital.

During the year ended January 31, 2013, the previous CEO advanced $25,100 to the Company, paid expenses on behalf of the Company of $11,505, and was paid back $295.  During the year ended January 31, 2014, related parties paid expenses on behalf of the Company of $26,176. The advances are non-interest bearing and payable on demand.

During the year ended January 31, 2014, the Company accrued $24,000 in management fees to an officer of Painmaster Product Inc., of which $8,000 has been paid back as of January 31, 2014.

11.          SUBSEQUENT EVENTS

Inventory Agreement
Subsequent to year end, on April 14, 2014 Painmaster has entered to an agreement with the new licensor whereby the Company will transfer its existing inventory to the Licensor’s warehouse. The Licensor shall pay Painmaster $3.12 for each product unit sold by the Licensor from the existing inventory within two (2) weeks of such product being shipped out of the Licensor’s warehouse to the buyer.

Change in Control of Registrant
On March 27, 2104, a change in control of Avalon Holding Group, Inc. occurred when Tamara Gileva sold all of her 62,400,000 common shares in a private share purchase transaction to Mr. Lukasz Swierczek.  Mr Swierczek now has voting control over 51.343% of the Company’s issued and outstanding common shares.

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

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures.  Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were not effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of January 31, 2014, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency.  The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Offices Held
Dennis Shafer1	70	Director, President, Secretary and Treasurer
Lukasz Swierczek2	28	Director, President, Secretary, Treasurer
____
1 Appointed January 3, 2013, resigned April 2, 2014
2 Appointed April 2, 2014

Dennis Shafer –

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

Lukazs Swierczek –

Mr. Swierczek graduated with a law degree from Jagiellonian University in Cracow, Poland.  From 2009 to present, Mr. Swierczek has been an attorney, counselor and board member of IZOLING-AKAM Sp. z o.o.  From 2010 to present, Mr. Swierczek has been advising several companies and introducing innovative technologies to the consumer market and businesses in Poland.  From 2013 to present, Mr. Swierczek has been the CEO of SES Sp. z o.o. (LTD), a company building distribution networks in collaboration with other companies in energy sector.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and director for all services rendered in all capacities to us for the period from inception through January 31, 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Phil Jennings President, Director	2008	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2012	5,000	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
Paksayakorn Tanawanjinnagul President, Director	2012	$10,000	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
Dennis Shafer President, Director	2012	$8,000	0	0	0	0	0	0	0
	2013	$24,000	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock beneficially owned as of May 15, 2014, by: (a) each person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (b) each of our directors, and (c) our executive officers and our directors as a group.  Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock.  As of January 31, 2014, there were 121,320,000 shares of Common Stock outstanding.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common	Nikolai Karamkov Saekoja St 1703 Tartu Estonia 50106	9,600,000	7.91%
Common	Lukasz Swierczek(3) Ul. Makowa 40A 44-373 Wodzislaw Slaski, Poland	62,400,000	51.43%
Common	Director, Pres., Secretary and Treasurer 6536 102nd Place NE Kirland, WA 98033	-0-	0%
Paksayakorn Tanawanjinnagul	Director, Pres., Secretary and Treasurer 6536 102nd Place NE Kirland, WA 98033	-0-	-0-
Dennis Shafer (2)	Director, Pres., Secretary and Treasurer 6536 102nd Place NE Kirland, WA 98033	-0-	-0-
Common	Directors and officers as a group (1)	72,000,000	59.34%
 (1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)
 (2) Resigned as Director, President, Secretary and Treasurer April 2, 2014.
 (3) Elected as Director and appointed as President, Secretary and treasurer April 2, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

We have not sold any securities within the past five (5) years without registering the securities under the Securities Act of 1933.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by our independent registered accounting firms during the fiscal years ended January 31, 2014 and 2013, for professional services rendered for the audit of our annual financial statements included in our Form 10-K and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q was $10,375 and $13,190, respectively.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended January 31, 2014.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal year ended January 31, 2014.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws of Avalon Holding Group, Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
[1] Incorporated by reference from the Company’s S-1 filed with the Commission on March 2, 2009.
[2] Incorporated by reference from the Company’s S-1 filed with the Commission on March 2, 2009.
  * Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Holding Group, Inc.

Date: May 16, 2014	By:	/s/ Lukasz Swierczek
	Name	Lukasz Swierczek
	Title	President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer