Form 10-Q
period 2014-04-30
Avalon Holding Group, Inc.
filed 2014-06-13
CIK 1453684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014 or

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

711 S. Carson Street, Suite 4, Carson City, NV 89701, USA
(Address of principal executive offices)(Zip Code)

6536 102nd Place NE, Kirkland, WA 98033 USA
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

(_)	Yes	(X)	No

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

(_)	Yes	(_)	No

APPLICABLE ONLY TO CORPORATE ISSUERS: Number of shares outstanding of the registrant’s class of common stock as of June 10, 2014:  121,320,000.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2014 (Unaudited)	January 31, 2014

ASSETS
CURRENT
Cash	$15	$47
Deposit	10,000	10,000

Total Current Assets	10,015	10,047

TOTAL ASSETS	$10,015	$10,047
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$49,058	$49,269
Accrued interest	113,054	88,833
Advance from third party	4,240	4,200
Promissory note	551,925	551,925
Advances from related parties	47,682	47,076

TOTAL CURRENT LIABILITIES	765,959	741,303
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock
500,000,000 shares authorized, at $0.001 par value,
121,320,000 shares issued and outstanding (January 31, 2014 –121,320,000)	121,320	121,320
Additional paid-in capital	(36,712)	(36,712)
Deficit accumulated during the development stage	(840,552)	(815,864)

TOTAL STOCKHOLDERS’ DEFICIT	(755,944)	(731,256)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,015	$10,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended April 30, 2014	Three months ended April 30, 2013	Inception (July 28, 2008) to April 30, 2014

REVENUE

Revenue	$-	$22,400	$27,813
Cost of Goods Sold	-	(2,365)	(4,440)

GROSS PROFIT	$-	$20,035	$23,373

EXPENSES
General and administrative expenses	$466	$50,972	$381,847
Advertising and marketing expenses	-	97,615	270,864
Management fees	-	8,000	47,000
Impairment loss on inventory	-	-	112,774
Depreciation	-	-	965

TOTAL EXPENSES	466	156,587	813,450

Loss from operations	(466)	(136,552)	(790,077)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	-	71,514
Interest expense	(24,222)	(13,458)	(113,054)
Loss on disposal of equipment	-	-	(8,935)
TOTAL OTHER INCOME (EXPENSE)	(24,222)	(13,458)	(50,475)

NET INCOME (LOSS)	$(24,688)	$(150,010)	$(840,552)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	121,320,000	121,320,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended April 30, 2014	Three months ended April 30, 2013	July 28, 2008 (inception) to April 30, 2014

OPERATING ACTIVITIES
Net loss	$(24,688)	$(150,010)	$(840,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	965
Loss on disposal of equipment	-	-	8,935
Gain on forgiveness of debt	-	-	(71,514)
Expenses paid by third party on behalf of the Company	40	-	56,165
Expenses paid by related party on behalf of the Company	605	-	34,086
Impairment loss on inventory	-	-	112,774
Changes in operating assets and liabilities:
Inventory	-	2,365	(112,774)
Prepaid royalty fees	-	(20,000)	-
Prepaid expenses	-	29,600	-
Deposit	-	-	(10,000)
Accounts payable	(211)	22,157	111,572
Accrued interest	24,222	-	113,055

NET CASH USED IN OPERATING ACTIVITIES	(32)	(115,888)	(597,288)

INVESTING ACTIVITIES:
Purchase of vending equipment	-	-	(9,900)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,900)

FINANCING ACTIVITIES
Advances payable	-	-	9,000
Proceeds from promissory note	-	-	500,000
Advances from related party	-	-	69,998
Payments to director	-	-	(295)
Proceeds from issuance of common stock	-	-	28,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	607,203

NET INCREASE (DECREASE) IN CASH	(32)	(115,888)	15

CASH, BEGINNING	47	147,153	-

CASH, ENDING	$15	$31,265	$15

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Advances contributed to capital by director	$-	$-	$56,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014 (Unaudited)

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

The Company is in the development stage as defined under ASC 915.  Avalon Holding Group, Inc., under its new fully owned subsidiary, Painmaster Products, Inc., ceased operations in the entertainment and amusement gaming machines business within Russia. The Company intended through its wholly owned subsidiary Painmaster Products, Inc. to license, manufacture, market and distribute, within the United States and Canada, a Micro Current Therapy patch that is drug free, non-invasive and proven to control pain and promote healing. The Agreement has expired and Painmaster has begun transferring the remaining inventory to the new licensor as of November 26, 2013. As of April 30, 2014 no sales have been recorded from the new licensor.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015.

2.             GOING CONCERN

Our accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from inception on July 28, 2008 through April 30, 2014, we have incurred losses of $840,552, and have a working capital deficit of $755,944.  These matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.   Management intends to continue to fund its business by way of private placements, promissory notes and advances from related parties as maybe required   for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

Our consolidated financial statements do not include any adjustments that might result from these uncertainties.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014 (Unaudited)

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

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment. Since inception, all of the equipment has been sold for a net loss of $8,935.   The Company has no property and equipment of value as of April 30, 2014.

c)	Principles of consolidation

The Company consolidates its 100% owned subsidiary pursuant to Accounting Standards Codification (“ASC”) No. 810, “Consolidation”.  All intercompany transactions and balances have been eliminated.

d)	Basic and Diluted Loss Per Share

In accordance with ASC 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At April 30, 2014, we had no common stock equivalents.

e)	Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of accounts payable, approximates their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

f)	Revenue Recognition

It is our policy that revenues are recognized in accordance with ASC 605-10.  Under ASC 605-10, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and when goods are shipped.

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
April 30, 2014 (Unaudited)

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

5.             MARKETING AGREEMENT

On September 26, 2012, Painmaster Products Inc. (“Painmaster’) entered into a Marketing Agreement (“Agreement”) with Newmark, Inc. (“Newmark”).  This Agreement grants to Painmaster the exclusive license to all intellectual property owned by or licensed to Newmark or its affiliates associated with the product to use in the field of alleviating pain (the “Field”), including, without limitations, all patents, technology, inventions, know-how, processes and trademarks for the term of ten (10) years with an automatic renewal of another ten (10) years.  Painmaster has the right to terminate the Agreement at the end of any one year period at its own discretion. The Territory this Agreement covers is the United States and Canada including each of their respective, territories and possessions.

The Company’s license has expired due to its failure to make scheduled payments.

6.           INVENTORY AGREEMENT

On April 14, 2014, Painmaster has entered to an agreement with the new licensor whereby the Company has transfered its existing inventory to the Licensor’s warehouse. The Licensor shall pay Painmaster $3.12 for each product unit sold by the Licensor from the existing inventory within two (2) weeks of such product being shipped out of the Licensor’s warehouse to the buyer.  Due to the uncertainty of selling the products through the new Licensor’s agreement, the Company impaired its inventory to a balance of $-0- during the year ended January 31, 2014.

7.          PROMISSORY NOTE AND ADVANCE FROM THIRD PARTY

Promissory Note

On October 1, 2012, Painmaster signed a Promissory Note for five hundred and fifty-two thousand dollars ($552,000) with an annual interest rate of 10%, and a default annual interest rate of the lower of 18%, or the maximum rate permitted by law. The Promissory Note is fully secured with a general assignment of all the assets of Painmaster.  The maturity date of the Promissory Note was September 30, 2013. All interest and principal payments are due on the

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014 (Unaudited)

7.          PROMISSORY NOTE AND ADVANCE FROM THIRD PARTY (continued)

Promissory Note (continued)

maturity date of the Promissory Note.  Painmaster may draw on the Promissory Note as funds are required.  As of April 30, 2014, the amount owing on the Promissory Note was $551,925, with accrued interest of $113,054. As of October 1, 2013, the company was in default on this Promissory Note agreement.

Advance from third party

Up to the period ended April 30, 2014, a third party paid expenses on behalf of the Company of $4,240. This amount is classified as an advance on the balance sheet as there is no set payment schedule and no terms.

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

Change in Control of Registrant

On March 27, 2014, a change in control of Avalon Holding Group, Inc. occurred when Tamara Gileva sold all of her 62,400,000 common shares in a private share purchase transaction to Mr. Lukasz Swierczek.  Mr Swierczek now has voting control over 51.343% of the Company’s issued and outstanding common shares.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014 (Unaudited)

9.             RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with a related party:

On July 1, 2012, the Company’s former CEO contributed advances totalling $56,108 to capital.

During the three month periods ended April 30, 2014 and 2013, related parties paid expenses on behalf of the Company of $605 and $0, respectively. The advances are non-interest bearing and payable on demand.

Included in accounts payable, as of April 30, 2014 and January 31, 2014, is $16,000 payable to the former CEO for management fees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

On September 26, 2012 Painmaster Products Inc. (“Painmaster’) entered into a Marketing Agreement (“Agreement”) with Newmark, Inc. “Newmark”).  This Agreement grants to Painmaster the exclusive license to all intellectual property owned by or licensed to Newmark or its affiliates associated with the product to use in the field of alleviating pain (the “Field”), including, without limitations, all patents, technology, inventions, know-how, processes and trademarks for the term of ten (10) years with an automatic renewal of another ten (10) years.  Painmaster has the right to terminate the Agreement at the end of any one year period at its own discretion. The Territory this Agreement covers is the United States and Canada including each of their respective, territories and possessions. The Agreement has expired and Painmaster has transferred the remaining inventory to the new licensor. As of April 30, 2014 no sales have been recorded from the new licensor.

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

Comparison of the Three Month Periods ended April 30, 2014 and 2013

For the three month period ended April 30, 2014, we had revenues of $nil as compared to revenues of $22,400 for the three month period ended April 30, 2013. The decrease in revenue is because the marketing agreement between Painmaster and Newmark has expired.  The Agreement has not been renewed and Painmaster has begun transferring the remaining inventory to the new licensor as of November 26, 2013. As of April 30, 2014, no sales have been recorded from the new licensor.

Our net loss for the three month period ended April 30, 2014 was $24,688 compared to a loss of $150,010 during the same period from the prior fiscal year. During the three month period ended April 30, 2014, we generated $nil in revenue and incurred general and administrative expense of  $466, advertising & marketing expense of $nil and management fees of $nil, as compared to general and administrative expense of  $50,972, advertising & marketing expense of $97,615 and management fees of $8,000 for the same period in 2013. The decrease in our general and administrative expenses for the three month period ended April 30, 2014, compared to the same period from the prior fiscal year was due to decreased audit, accounting, legal and filing expenses. The decrease in in our advertising and marketing expense and our management fees was due to the expiration of the marketing agreement between Painmaster and Newmark.

The weighted average number of shares outstanding was 121,320,000 for the three month period ended April 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2014, we had $10,015 in assets comprised of $15 in cash and $10,000 in deposits, as compared to $10,047 in assets comprised of $47 in cash and $10,000 in deposits as of January 31, 2014. As at April 30, 2014, our total liabilities were $765,959 comprised of accounts payable and accrued expenses of $49,058, accrued interest of $113,054, advances from a third party of $4,240, a promissory Note of $551,925 and advances from related parties of $47,682, as compared total liabilities of $741,303 comprised of accounts payable and accrued expenses of $49,269, accrued interest of $88,833, advances from a third party of $4,200, a promissory note of $551,925 and advances from related parties of $47,076.

Stockholders’ deficit increased from $731,256 as of January 31, 2014 to $755,944 as of April 30, 2014.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number:	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avalon Holding Group, Inc.

Date: June 12, 2014	By:	/s/ Lukasz Swierczek
	Name:	Lukasz Swierczek
	Title:	Chief Executive Officer