Form 10-Q
period 2014-07-31
Avalon Holding Group, Inc.
filed 2014-09-10
CIK 1453684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014 or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to__________________

Commission File Number	333-157618

AVALON HOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3608086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 S. Carson Street, Suite 4, Carson City, NV 89701, USA
(Address of principal executive offices)(Zip Code)

6536 102nd Place NE, Kirkland, WA 98033, USA
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

Yes [ ]	No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

 Number of shares outstanding of the registrant’s class of common stock as of September 5, 2014:  121,320,000.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2014 (Unaudited)	January 31, 2014
ASSETS
CURRENT
Cash	$6,848	$47
Deposits	318	10,000

Total Current Assets	7,166	10,047

TOTAL ASSETS	$7,166	$10,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$51,094	$49,269
Accrued interest	138,092	88,833
Advance from third party	-	4,200
Promissory note	551,925	551,925
Advances from related parties	77,072	47,076

TOTAL CURRENT LIABILITIES	818,183	741,303
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock
500,000,000 shares authorized, at $0.001 par value,
121,320,000 shares issued and outstanding (January 31, 2014 –121,320,000)	121,320	121,320
Additional paid-in capital	(36,712)	(36,712)
Accumulated deficit	(895,625)	(815,864)

TOTAL STOCKHOLDERS’ DEFICIT	(811,017)	(731,256)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,166	$10,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
REVENUE
Revenue	$-	$3,097	$-	$25,497
Cost of Goods Sold	-	(1,717)	-	(4,082)

GROSS PROFIT	-	1,380	-	21,415

EXPENSES
General and administrative expenses	30,035	160,446	30,501	211,418
Advertising and marketing expenses	-	18,363	-	115,979
Management Fees	-	16,000	-	24,000

TOTAL EXPENSES	30,035	194,809	30,501	351,397

LOSS FROM OPERATIONS	(30,035)	(193,429)	(30,501)	(329,982)

OTHER INCOME (EXPENSE)
Interest expense	(25,038)	(13,912)	(49,260)	(27,369)

TOTAL OTHER INCOME (EXPENSE)	(25,038)	(13,912)	(49,260)	(27,369)

NET INCOME (LOSS)	$(55,073)	$(207,341)	$(79,761)	$(357,351)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	121,320,000	121,320,000	121,320,000	121,320,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six months ended July 31, 2014	Six months ended July 31, 2013
OPERATING ACTIVITIES
Net loss for the period	$(79,761)	$(357,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	29,996	-
Changes in operating assets and liabilities:
Inventory	-	1,082
Prepaid royalty fees	-	50,000
Prepaid expenses	-	29,600
Deposit	9,682	-
Accounts payable	1,825	117,571
Accrued interest	49,259	27,369

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,001	(131,729)

NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Payments for advances payable	(4,200)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	(4,200)	-

NET INCREASE (DECREASE) IN CASH	6,800	(131,729)

CASH, BEGINNING OF PERIOD	47	147,153

CASH, END OF PERIOD	$6,848	$15,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

1.             ORGANIZATION AND BUSINESS OPERATIONS

a)	Organization
AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

On September 28, 2012, the Company incorporated a new fully owned company (“subsidiary”) under the laws of the State of Nevada, U.S. The new subsidiary is called PAINMASTER PRODUCT, INC.

b)	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015.

2.             GOING CONCERN

Our accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from inception on July 28, 2008 through July 31, 2014, we have incurred losses of $895,625, and have a working capital deficit of $811,017.  These matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

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

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment.  The Company has no property and equipment of value as of July 31, 2014.

c)	Principles of consolidation

The Company consolidates its 100% owned subsidiary pursuant to Accounting Standards Codification (“ASC”) No. 810, “Consolidation”.  All intercompany transactions and balances have been eliminated.

d)	Basic and Diluted Loss Per Share

In accordance with ASC 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At July 31, 2014 and 2013, we had no common stock equivalents.

e)	Fair Value of Financial Instruments

The carrying value of our financial instruments, consisting of accounts payable, approximates their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

3.             SIGNIFICANT ACCOUNTING POLICIES (continued)

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

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

4.             RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

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

6.           INVENTORY AGREEMENT

On April 14, 2014, Painmaster entered into an agreement with the new licensor whereby the Company has transfered its existing inventory to the Licensor’s warehouse. The Licensor shall pay Painmaster $3.12 for each product unit sold by the Licensor from the existing inventory within two (2) weeks of such product being shipped out of the Licensor’s warehouse to the buyer.  Due to the uncertainty of selling the products through the new Licensor’s agreement, the Company impaired its inventory to a balance of $-0- during the year ended January 31, 2014.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014

7.           PROMISSORY NOTE AND ADVANCE FROM THIRD PARTY

Promissory Note

On October 1, 2012, Painmaster signed a Promissory Note for five hundred and fifty-two thousand dollars ($552,000) with an annual interest rate of 10%, and a default annual interest rate of the lower of 18%, or the maximum rate permitted by law. The Promissory Note is fully secured with a general assignment of all the assets of Painmaster.  The maturity date of the Promissory Note was September 30, 2013. All interest and principal payments are due on the maturity date of the Promissory Note.  Painmaster may draw on the Promissory Note as funds are required.  As of July 31, 2014, the amount owing on the Promissory Note was $551,925, with accrued interest of $138,092. As of October 1, 2013, the company was in default on this Promissory Note agreement.

Advance from third party

Up to the period ended April 30, 2014, a third party paid expenses on behalf of the Company of $4,200. This amount was classified as an advance on the balance sheet as there was no set payment schedule and no terms. During the three months ended July 31, 2014 the total amount of $4,200 was repaid.

8.             COMMON STOCK

The authorized capital of the Company is 500,000,000 common shares with a par value of $ 0.001 per share.

Change in Control of Registrant

On March 27, 2014, a change in control of Avalon Holding Group, Inc. occurred when Tamara Gileva sold all of her 62,400,000 common shares in a private share purchase transaction to Mr. Lukasz Swierczek.  Mr Swierczek now has voting control through owning 51.343% of the Company’s issued and outstanding common shares.

9.             RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with a related party:

During the six month period ended July 31, 2014 and 2013, related parties paid expenses on behalf of the Company of $29,996 and $0, respectively.  The advances are non-interest bearing and payable on demand. The total amount due related parties as of July 31, 2014 is $77,072.

Included in accounts payable as of July 31, 2014 and January 31, 2014, is $5,000 payable to a director (former CEO) for management fees.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

On September 26, 2012 Painmaster Products Inc. (“Painmaster’) entered into a Marketing Agreement (“Agreement”) with Newmark, Inc. “Newmark”).  This Agreement grants to Painmaster the exclusive license to all intellectual property owned by or licensed to Newmark or its affiliates associated with the product to use in the field of alleviating pain (the “Field”), including, without limitations, all patents, technology, inventions, know-how, processes and trademarks for the term of ten (10) years with an automatic renewal of another ten (10) years.  Painmaster has the right to terminate the Agreement at the end of any one year period at its own discretion. The Territory this Agreement covers is the United States and Canada including each of their respective, territories and possessions. The Agreement has expired and Painmaster has transferred the remaining inventory to the new licensor. As of July 31, 2014 no sales have been recorded from the new licensor.

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

Comparison of the Three Month and Six Month Periods ended July 31, 2014 and 2013

For the three month period ended July 31, 2014, we had revenues of $nil as compared to revenues of $3,097 for the three month period ended July 31, 2013. The decrease in revenue is because the marketing agreement between Painmaster and Newmark has expired.  The Agreement has not been renewed and Painmaster has begun transferring the remaining inventory to the new licensor as of November 26, 2013. As of July 31, 2014, no sales have been recorded from the new licensor.

Our net loss for the three month period ended July 31, 2014 was $55,073 compared to a loss of $207,341 during the same period from the prior fiscal year. During the three month period ended July 31, 2014, we generated $nil in revenue and incurred general and administrative expense of  $30,035, advertising & marketing expense of $nil and management fees of $nil, as compared to general and administrative expense of  $160,446, advertising & marketing expense of $18,363 and management fees of $16,000 for the same period in 2013. The decrease in our general and administrative expenses for the three month period ended July 31, 2014, compared to the same period from the prior fiscal year was due to decreased audit, accounting, legal and filing expenses. The decrease in in our advertising and marketing expense and our management fees was due to the expiration of the marketing agreement between Painmaster and Newmark.

For the six month period ended July 31, 2014, we had revenues of $nil as compared to revenues of $25,497 for the six month period ended July 31, 2013. The decrease in revenue is because the marketing agreement between Painmaster and Newmark has expired.  The Agreement has not been renewed and Painmaster has begun transferring the remaining inventory to the new licensor as of November 26, 2013. As of July 31, 2014, no sales have been recorded from the new licensor.

Our net loss for the six month period ended July 31, 2014 was $79,761 compared to a loss of $357,351 during the same period from the prior fiscal year. During the six month period ended July 31, 2014, we generated $nil in revenue and incurred general and administrative expense of  $30,501, advertising & marketing expense of $nil and management fees of $nil, as compared to general and administrative expense of  $211,418, advertising & marketing expense of $115,979 and management fees of $24,000 for the same period in 2013. The decrease in our general and administrative expenses for the six month period ended July 31, 2014, compared to the same period from the prior fiscal year was due to decreased audit, accounting, legal and filing expenses. The decrease in in our advertising and marketing expense and our management fees was due to the expiration of the marketing agreement between Painmaster and Newmark.

The weighted average number of shares outstanding was 121,320,000 for the three month period ended July 31, 2014.

 LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2014, we had $7,166 in assets comprised of $6,848 in cash and $318 in deposits, as compared to $10,047 in assets comprised of $47 in cash and $10,000 in deposits as of January 31, 2014. As at July 31, 2014, our total liabilities were $818,183 comprised of accounts payable of $51,094 and accrued interest of $138,092, advances from a third party of $nil, a promissory Note of $551,925 and advances from related parties of $77,072, as compared total liabilities of $741,303 comprised of accounts payable of $49,269, accrued interest of $88,833, advances from a third party of $4,200, a promissory note of $551,925 and advances from related parties of $47,076.

Stockholders’ deficit increased from $731,256 as of January 31, 2014 to $811,017 as of July 31, 2014.

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

None

Item 6. Exhibits.

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

Avalon Holding Group, Inc.

Date: September 9, 2014	By:	/s/ Lukasz Swierczek
	Name:	Lukasz Swierczek
	Title:	Chief Executive Officer