Form 10-Q
period 2014-10-31
Avalon Holding Group, Inc.
filed 2014-12-15
CIK 1453684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

from_________________________to______________________________

Commission File Number	333-157618

AVALON HOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3608086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 S. Carson Street, Suite 4, Carson City, NV	89701, USA
(Address of principal executive offices)	(Zip Code)

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

Yes [ ]	No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Number of shares outstanding of the registrant’s class of common stock as of December 11, 2014:  121,320,000.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2014 (Unaudited)	January 31, 2014
ASSETS

CURRENT
Cash	$25,808	$47
Deposits	318	10,000

Total Current Assets	26,126	10,047

TOTAL ASSETS	$26,126	$10,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$49,357	$49,269
Accrued interest	163,130	88,833
Advance from third party	-	4,200
Promissory note	551,925	551,925
Advances from related parties	83,848	47,076

TOTAL CURRENT LIABILITIES	848,260	741,303

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock 500,000,000 shares authorized, at $0.001 par value, 121,320,000 shares issued and outstanding (January 31, 2014 –121,320,000)	121,320	121,320
Additional paid-in capital	(36,712)	(36,712)
Accumulated deficit	(906,742)	(815,864)

TOTAL STOCKHOLDERS’ DEFICIT	(822,134)	(731,256)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,126	$10,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
REVENUE
Revenue	$-	$1,870	$-	$27,367
Cost of Goods Sold	-	(358)	-	(4,440)

GROSS PROFIT	-	1,512	-	22,927

EXPENSES
General and administrative expenses	5,111	13,158	35,612	224,576
Advertising and marketing expenses	-	60	-	116,039
Management Fees	-	-	-	24,000

TOTAL EXPENSES	5,111	13,218	35,612	364,615

LOSS FROM OPERATIONS	(5,111)	(11,706)	(35,612)	(341,688)

OTHER INCOME (EXPENSE)
Interest expense	(25,038)	(25,769)	(74,298)	(53,138)
Gain on forgiveness of debt	-	50,000		50,000
Other income	19,032	-	19,032	-

TOTAL OTHER INCOME (EXPENSE)	(6,006)	24,231	(55,266)	(3,138)

NET INCOME (LOSS)	$(11,117)	$12,525	$(90,878)	$(344,826)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	121,320,000	121,320,000	121,320,000	121,320,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended October 31, 2014	Nine months ended October 31, 2013
OPERATING ACTIVITIES
Net loss for the period	$(90,878)	$(344,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	-	(50,000)
Expenses paid by related party on behalf of the Company	36,772	18,200
Changes in operating assets and liabilities:
Inventory	-	1,439
Prepaid royalty fees	-	50,000
Prepaid expenses	-	29,600
Deposit	9,682	-
Accounts payable	88	95,415
Accrued interest	74,297	53,138
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	29,961	(147,034)

NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Repayment of advances from related parties	(4,200)	-
NET CASH PROVIDED USED IN FINANCING ACTIVITIES	(4,200)	-

NET INCREASE (DECREASE) IN CASH	25,761	(147,034)

CASH, BEGINNING OF PERIOD	47	147,153

CASH, END OF PERIOD	$25,808	$119

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2014

1.         ORGANIZATION AND BUSINESS OPERATIONS

a)	Organization

AVALON HOLDING GROUP, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 28, 2008.

On September 28, 2012, the Company incorporated a new fully owned company (“subsidiary”) under the laws of the State of Nevada, U.S. The new subsidiary is called PAINMASTER PRODUCT, INC. The Company is active in the acquisition and promotion of consumer medical product brands and businesses.

b)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015.

2.         GOING CONCERN

Our accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  However, we have minimal business operations to date.  In addition, from inception on July 28, 2008 through October 31, 2014, we have incurred losses of $906,742, and have a working capital deficit of $822,134.  These matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure our eventual profitability.  While management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern, there is no assurance the actions will be successful.  In addition, recent events in worldwide capital markets may make it more difficult for us to raise additional equity or debt capital.

Our consolidated financial statements do not include any adjustments that might result from these uncertainties.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2014

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

Property and equipment is stated at cost, and is depreciated over estimated useful lives using primarily the straight line method for financial reporting purposes.  Useful lives range from 3 to 5 years.  We evaluate property and equipment at least annually for impairment.  The Company has no property and equipment of value as of October 31, 2014.

c)	Principles of Consolidation

The Company consolidates its 100% owned subsidiary pursuant to Accounting Standards Codification (“ASC”) No. 810, “Consolidation”.  All intercompany transactions and balances have been eliminated.

d)	Basic and Diluted Loss Per Share

In accordance with ASC 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At October 31, 2014 and 2013, we had no common stock equivalents.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2014

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

Certain prior period amounts have been reclassified to conform to current period presentation. Accrued interest is shown as a separate line item now in the statement of cash flows.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2014

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

6.        INVENTORY AGREEMENT

On April 14, 2014, Painmaster entered into an agreement with the new licensor whereby the Company has transferred its existing inventory to the Licensor’s warehouse. The Licensor shall pay Painmaster $3.12 for each product unit sold by the Licensor from the existing inventory within two (2) weeks of such product being shipped out of the Licensor’s warehouse to the buyer.  Due to the uncertainty of selling the products through the new Licensor’s agreement, the Company impaired its inventory to a balance of $-0- during the year ended January 31, 2014.

During the period ended September 30, 2014 the Company received $19,032 from the new licensor (reported as other income on the statement of operations). Subsequent to the period on November 14, 2014 the Company received an additional $36,192 from the new licensor.

7.        PROMISSORY NOTE AND ADVANCE FROM THIRD PARTY

Promissory Note

On October 1, 2012, Painmaster signed a Promissory Note for five hundred and fifty-two thousand dollars ($552,000) with an annual interest rate of 10%, and a default annual interest rate of the lower of 18%, or the maximum rate permitted by law. The Promissory Note is fully secured with a general assignment of all the assets of Painmaster.  The maturity date of the Promissory Note was September 30, 2013. All interest and principal payments are due on the maturity date of the Promissory Note.  Painmaster may draw on the Promissory Note as funds are required.  As of October 31, 2014, the amount owing on the Promissory Note was $551,925, with accrued interest of $163,130. As of October 1, 2013, the company was in default on this Promissory Note agreement.

Advance from third party

Up to the period ended April 30, 2014, a third party paid expenses on behalf of the Company of $4,200. This amount was classified as an advance on the balance sheet as there was no set payment schedule and no terms. During the three months ended July 31, 2014 the total amount of $4,200 was repaid.

AVALON HOLDING GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2014

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

9.        RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with a related party:

During the nine month period ended October 31, 2014 and 2013, related parties paid expenses on behalf of the Company of $36,772 and $18,200, respectively.  The advances are non-interest bearing and payable on demand. The total amount due related parties as of October 31, 2014 is $83,848.

Included in accounts payable as of October 31, 2014 and January 31, 2014, is $5,000 payable to a director (former CEO) for management fees.

10.      SUBSEQUENT EVENTS

Subsequent to the period as per the Inventory Agreement the Company received an additional $36,192 from the new licensor on November 14, 2014 (Note 6).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

On September 26, 2012 Painmaster Products Inc. (“Painmaster’) entered into a Marketing Agreement (“Agreement”) with Newmark, Inc. “Newmark”).  This Agreement grants to Painmaster the exclusive license to all intellectual property owned by or licensed to Newmark or its affiliates associated with the product to use in the field of alleviating pain (the “Field”), including, without limitations, all patents, technology, inventions, know-how, processes and trademarks for the term of ten (10) years with an automatic renewal of another ten (10) years.  Painmaster has the right to terminate the Agreement at the end of any one year period at its own discretion. The Territory this Agreement covers is the United States and Canada including each of their respective, territories and possessions. The Agreement has expired and Painmaster has transferred the remaining inventory to the new licensor. As of October 31, 2014 the Company has received $19,032 in income from the new licensor. Subsequent to the period on November 14, 2014 the Company received an additional $36,192 from the new licensor.

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

Comparison of the Three Month and Nine Month Periods ended October 31, 2014 and 2013

For the three month period ended October 31, 2014, we had revenues of $nil as compared to revenues of $1,870 for the three month period ended October 31, 2013. The decrease in revenue is because the marketing agreement between Painmaster and Newmark has expired.  The Agreement has not been renewed and Painmaster has begun transferring the remaining inventory to the new licensor as of November 26, 2013. As of October 31, 2014 the Company has received $19,032 in income from the new licensor. Subsequent to the period on November 14, 2014 the Company received an additional $36,192 from the new licensor. The income has been recorded as other income on the Condensed Consolidated Statement of Operations in the Company’s financial statements.

Our net loss for the three month period ended October 31, 2014 was $11,117 compared to a profit of $12,525 during the same period from the prior fiscal year. During the three month period ended October 31, 2014, we generated $nil in revenue and incurred general and administrative expense of $5,111, $25,038 in interest costs advertising & marketing expense of $nil, management fees of $nil, and other income of $19,032, as compared to general and administrative expense of $13,158, advertising & marketing expense of $60, management fees of $nil, $25,769 in interest expense, and gain on forgiveness of debt of $50,000, for the same period in 2013. The decrease in our general and administrative expenses for the three month period ended October 31, 2014, compared to the same period from the prior fiscal year was due to decreased audit, accounting, legal and filing expenses. The decrease in in our advertising and marketing expense and our management fees was due to the expiration of the marketing agreement between Painmaster and Newmark.

For the nine month period ended October 31, 2014, we had revenues of $nil as compared to revenues of $27,367 for the nine month period ended October 31, 2013. The decrease in revenue is because the marketing agreement between Painmaster and Newmark has expired. The Agreement has not been renewed and Painmaster has begun transferring the remaining inventory to the new licensor as of November 26, 2013. As of October 31, 2014 the Company has received $19,032 in income from the new licensor. Subsequent to the period on November 14, 2014 the Company received an additional $36,192 from the new licensor. The income has been recorded as other income on the Condensed Consolidated Statement of Operations in the Company’s financial statements.

Our net loss for the nine month period ended October 31, 2014 was $90,878 compared to a loss of $344,826 during the same period from the prior fiscal year. During the nine month period ended October 31, 2014, we generated $nil in revenue and incurred general and administrative expense of  $35,612, advertising & marketing expense of $nil,  management fees of $nil, interest expense of $74,298 and other income of $19,032 as compared to general and administrative expense of  $224,576, advertising & marketing expense of $116,039, management fees of $24,000, interest expense of $53,138 and gain on forgiveness of debt of $50,000 for the same period in 2013. The decrease in our general and administrative expenses for the nine month period ended October 31, 2014, compared to the same period from the prior fiscal year was due to decreased audit, accounting, legal and filing expenses. The decrease in our advertising and marketing expense and our management fees was due to the expiration of the marketing agreement between Painmaster and Newmark. As of October 31, 2014 the Company has received $19,032 in income from the new licensor. Subsequent to the period on November 14, 2014 the Company received an additional $36,192 from the new licensor. The income has been recorded as other income on the Condensed Consolidated Statement of Operations in the Company’s financial statements.

The weighted average number of shares outstanding was 121,320,000 for the three and nine month period ended October 31, 2014.

 LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2014, we had $26,126 in assets comprised of $25,808 in cash and $318 in deposits, as compared to $10,047 in assets comprised of $47 in cash and $10,000 in deposits as of January 31, 2014. As at October 31, 2014, our total liabilities were $848,260 comprised of accounts payable of $49,357 and accrued interest of $163,130, advances from a third party of $nil, a promissory note of $551,925 and advances from related parties of $83,848, as compared total liabilities of $741,303 comprised of accounts payable of $49,269, accrued interest of $88,833, advances from a third party of $4,200, a promissory note of $551,925 and advances from related parties of $47,076.

Stockholders’ deficit increased from $731,256 as of January 31, 2014 to $822,134 as of October 31, 2014.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number
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

Avalon Holding Group, Inc.

Date: December 15, 2014	By:	/s/ Lukasz Swierczek
	Name:	Lukasz Swierczek
	Title:	Chief Executive Officer